Form 10QSB
period 1995-12-31
MYSTIQUE DEVELOPMENTS INC
filed 1996-05-28
CIK 318852

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1995

                       Commission File Number: 0-09482

                         MYSTIQUE DEVELOPMENTS, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Wyoming                                     83-0246080
- ----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

               1975 East Otero Lane, Littleton, Colorado 80122
         -----------------------------------------------------------
         (Address of principal executive offices including zip code)

                               (303)797-2385
                         --------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of May 22, 1996, 550,076 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


                             MYSTIQUE DEVELOPMENTS, INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1995
         and June 30, 1995                                      3

         Statement of Operations for the Three Months
         Ended December 31, 1995 and 1994                       4

         Statement of Operations for the Six Months
         Ended December 31, 1995 and 1994                       5

         Statement of Cash Flows for the Six
         Months Ended December 31, 1995 and 1994                6

         Notes to Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8

PART II. OTHER INFORMATION                                      9

         Signatures                                            10


                       MYSTIQUE DEVELOPMENTS, INC.
                            BALANCE SHEET

                                  December 31, 1995       June 30, 1995

                               ASSETS
Current Assets:
 Cash                                  $   18,007           $   27,537
 Accounts receivable-trade                510,805                4,160
 Accounts receivable-related parties           --                5,000

        Total current assets              528,812               36,697

Other assets:
 Other                                        523                  523

                                              523                  523

Property and equipment, at cost using
 successful efforts method, net           255,545              266,945

      TOTAL ASSETS                     $  784,880           $  304,165
                                       ----------           ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                      $      731           $    8,988

         Total current liabilities            731                8,988

Stockholders' Equity
 Common stock, $.01 par value: author-
  ized 75,000,000 shares; 550,076
  shares issued and outstanding             5,500                5,500
 Additional paid-in capital             1,866,868            1,866,868
 Accumulated deficit                   (1,088,219)          (1,577,191)

      Total Stockholders' Equity          784,149              295,177

    TOTAL LIABILITIES AND STOCK-
     HOLDERS' EQUITY                   $  784,880           $  304,165
                                       ----------           ----------

The accompanying notes are an integral part of the financial statements.


                          MYSTIQUE  DEVELOPMENTS, INC.
                           STATEMENT OF OPERATIONS

                                          Three Months Ended December 31,
                                               1995              1994
Revenues:
  Oil and gas sales                        $    25,100       $    15,286
  Management fees                              500,450             1,050
  Interest and other income                         85             2,148

      Total revenues                           525,635            18,484

Expenses:
  Production                                     9,330            21,618
  General and administrative                       499             1,530
  Depletion and depreciation
   and amortization                              6,000             5,100

      Total expenses                            15,829            28,248

Net Income (Loss)                          $   509,806       $    (9,764)
                                           -----------       -----------

Net Income per share                       $       .93       $      (.02)
                                           -----------       -----------

Weighted average shares
  outstanding                                  550,000           550,000
                                           -----------       -----------

The accompanying notes are an integral part of the financial statements.


                        MYSTIQUE  DEVELOPMENTS, INC.
                           STATEMENT OF OPERATIONS

                                            Six Months Ended December 31,
                                                1995            1994
Revenues:
  Oil and gas sales                         $    42,685     $    44,189
  Management fees                               501,500          14,600
  Interest and other income                         220           2,210

      Total revenues                            544,405          60,999

Expenses:
  Production                                     28,340          36,055
  General and administrative                     15,693          14,879
  Depletion and depreciation
   and amortization                              11,400          10,200

      Total expenses                             55,433          61,134

Net Income (Loss)                           $   488,972     $    (  135)
                                            -----------     -----------

Net Income per share                        $       .89     $       -0-
                                            -----------     -----------
Weighted average shares
  outstanding                                   550,000         550,000
                                            -----------     -----------

The accompanying notes are an integral part of the financial statements.


                          MYSTIQUE  DEVELOPMENTS, INC.
                           STATEMENT OF CASH FLOWS

                                           Six Months Ended December 31,
                                             1995              1994

Cash provided by (used in)
 operations:
   Net Income (loss)                       $488,972           $(  135)
   Adjustments:
    Depletion, depreciation and
     amortization                            11,400            10,200
   (Increase) decrease in accounts
     receivable                            (501,645)           42,457
   Increase (decrease) in accounts
     payable                                 (8,257)           (5,286)
   Revenues exchanged for assets                 --           (44,016)

   Cash provided by (used in)
     operations                            (  9,530)            3,220

Net increase (decrease) in cash            (  9,530)            3,220

Cash, beginning of period                    27,537            10,453

Cash, end of period                        $ 18,007           $13,673
                                           --------           -------

The accompanying notes are an integral part of the financial statements.


                       MYSTIQUE DEVELOPMENTS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 1995

1.  SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT. The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, the costs of unsuccessful exploratory wells, delay rentals, and dry hole con-tributions are expensed as incurred. Lease acquisition costs and costs of drilling and equipping productive exploratory wells and all development wells are capitalized.

Depreciation and depletion of producing properties and equipment is computed by the unit-of-production method using management estimates or independent engineer's estimates of unrecovered proved producing oil and gas reserves. The total capitalized costs for individual proved oil and gas properties is limited to the estimated future net revenues from production of proved reserves. A recoverability test "ceiling test" of proved properties is performed on an undiscounted basis, net of income taxes, on a well by well basis. An impairment amount equal to all costs above ceiling is charged to operations during the period. Other equipment is depreciated by use of accelerated methods using estimated asset lives of 3 to 7 years. When assets are retired or otherwise disposed of, the cost and accumulated depletion, depreciation or impairment are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

INCOME TAXES. The Company uses the liability method of accounting for income taxes. Under the liability method, income taxes are recorded for future events at tax rates in effect when the balances are expected to be settled.

EARNINGS (LOSS) PER COMMON SHARE. The earnings (loss) per share is based on the weighted-average number of shares of common stock outstanding.

CASH AND CASH EQUIVALENTS. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.  ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of December 31, 1995, and the Statement of Operations for the six months then ended and Statement of Cash Flows for the six months then ended.

3.  ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended June 30, 1995, filed in the Company's Form 10-KSB annual report.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash used $9,530 in operations for the six months ended December 31, 1995, compared to providing $3,220 in the six months ended December 31, 1994. The increase in the use of cash is due principally to the reduction in accounts payable.

All of the Company's properties are held by production and thus there is no requirement to drill and expend capital. Management's primary objective is the merger with or acquisition of other small independent natural resource companies and the acquisition of interests in proven oil and gas properties in exchange for cash and shares of the Company's common stock.

The Company has no commitments to spend specific funds.

The Company's long-term potential will continue to depend on many outside factors beyond its control, such as the demand for oil and natural gas, the price of oil and gas, the cost of operations, the general economic climate and the Company's ability to raise additional capital to achieve its objectives.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1995, increased $507,151 from the comparable period in the previous year. This increase is caused by an increase in oil sales of $9,814 due to increased production and an increase in management fees of $499,400 due to significant consulting services provided in 1995.

Expenses for the three months ended December 31, 1995, decreased $12,419 from the comparable period in the previous year. This decrease is due to lower lease operating costs of $12,288 due to more efficient production operations and a decrease in general and administrative expenses of $1,031 due to reduced administrative activities.

EFFECT OF CHANGES IN PRICES

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by the Company has fluctuated significantly during the period. Changes in the price that the Company receives for its oil and gas is set by market forces beyond the Company's control as well as governmental intervention.


                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MYSTIQUE DEVELOPMENTS, INC.

                                    By:/s/ Dennis R. Staal
                                       Dennis R. Staal, President, Chief
                                       Executive officer and Chief
                                       Financial and Accounting Officer

Date: May 22, 1996