Form 10QSB
period 1996-03-31
MYSTIQUE DEVELOPMENTS INC
filed 1996-05-28
CIK 318852

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                       Commission File Number: 0-09482

                         MYSTIQUE DEVELOPMENTS, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Wyoming                                     83-0246080
- - ----------------------------                ---------------------------------
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


                            MYSTIQUE DEVELOPMENTS, INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1996
         and June 30, 1995                                      3

         Statement of Operations for the Nine Months
         Ended March 31, 1996 and 1995                          4

         Statement of Operations for the Three Months
         Ended March 31, 1996 and 1995                          5

         Statement of Cash Flows for the Nine
         Months Ended March 31, 1996 and 1995                   6

         Notes to Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8

PART II. OTHER INFORMATION                                      9

         Signatures                                            10


                       MYSTIQUE DEVELOPMENTS, INC.
                            BALANCE SHEET

                                         March 31, 1996  June 30, 1995
                     ASSETS

  Current Assets:
   Cash                                   $   22,392    $   27,537
   Accounts receivable-trade                  11,545         4,160
   Accounts receivable-related parties            --         5,000

         Total current assets                 33,937        36,697

   Other assets:
    Other                                        523           523

       Total other assets                        523           523

  Property and equipment, at cost
   using successful efforts
   method, net                               748,945       266,945

       TOTAL ASSETS                        $ 783,405     $ 304,165
                                           ---------     ---------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
    Accounts payable                       $   1,254     $   8,988

       Total current liabilities               1,254         8,988

    Stockholders' Equity
     Common stock, $.01 par value: author-
     ized 75,000,000 shares; 550,076
     shares issued and outstanding             5,500         5,500
     Additional paid-in capital            1,866,868     1,866,868
     Accumulated deficit                  (1,090,217)   (1,577,191)

       Total Stockholders' Equity            782,151       295,177

     TOTAL LIABILITIES AND STOCK-
       HOLDERS' EQUITY                     $ 783,405     $ 304,165
                                           ---------     ---------

The accompanying notes are an integral part of the financial statements.


                       MYSTIQUE  DEVELOPMENTS, INC.
                         STATEMENT OF OPERATIONS

                                   Nine Months Ended March 31,
                                      1996            1995
    Revenues:
      Oil and gas sales           $    58,958     $    64,094
      Management fees                 504,050          15,650
      Interest and other income           352           3,479

       Total revenues                 563,360          83,223

    Expenses:
      Production                       42,899          52,343
      General and administrative       16,087          26,711
      Depletion and depreciation
       and amortization                17,400          15,300

       Total expenses                  76,386          94,354

    Net Income (Loss)             $   486,974     $   (11,131)
                                  -----------     -----------

    Net Income per share          $       .89     $      (.02)
                                  -----------     -----------
    Weighted average shares
      outstanding                     550,076         550,076
                                  -----------     -----------

The accompanying notes are an integral part of the financial statements.


                      MYSTIQUE  DEVELOPMENTS, INC.
                         STATEMENT OF OPERATIONS

                                Three Months Ended March 31,
                                    1996             1995
    Revenues:
      Oil and gas sales         $    16,273     $    19,905
      Management fees                 2,550           1,050
      Interest and other income         132           1,269

       Total revenues                18,955          22,224

    Expenses:
      Production                     14,559          16,288
      General and administrative        394          11,832
      Depletion and depreciation
       and amortization               6,000           5,100

       Total expenses                20,953          33,220

    Net Income <Loss>           $    (1,998)    $   (10,996)
                                -----------     -----------

    Net Income per share        $       -0-     $      (.02)
                                -----------     -----------
    Weighted average shares
     outstanding                    550,076         550,076
                                -----------     -----------

The accompanying notes are an integral part of the financial statements.


                        MYSTIQUE  DEVELOPMENTS, INC.
                          STATEMENT OF CASH FLOWS

                                         Nine Months Ended March 31,
                                               1996       1995
  Cash provided by (used in)operations:
   Net Income (loss)                         $486,974   $(11,131)
   Adjustments:
    Depletion, depreciation and
     amortization                              17,400     15,300
   (Increase) decrease in
     accounts receivable                       (2,385)    33,534
   Increase (decrease) in
     accounts payable                          (7,734)   ( 6,689)
   Revenues exchanged for assets             (499,400)   (44,016)

  Cash provided by (used in)operations         (5,145)   (13,002)

  Cash provided by (used in) financing
    activities:
   Payout of notes                                 --     20,000

  Cash provided by (used in) financing
    activities                                     --     20,000

    Net increase (decrease) in cash            (5,145)     6,998

  Cash, beginning of period                    27,537     10,453

  Cash, end of period                        $ 22,392    $17,451
                                             --------    -------

The accompanying notes are an integral part of the financial statements.


                         MYSTIQUE DEVELOPMENTS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT. The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, the costs of unsuccessful exploratory wells, delay rentals, and dry hole contributions are expensed as incurred. Lease acquisition costs and costs of drilling and equipping productive exploratory wells and all development wells are capitalized.

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

2. ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Balance Sheet as of March 31, 1996, and the Statement of Operations for the nine months then ended and Statement of Cash Flows for the nine months then ended.

3. ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended June 30, 1995, filed in the Company's Form 10-KSB annual report.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash used $5,145 in operations for the nine months ended March 31, 1996, compared to using $13,002 in the nine months ended March 31, 1995. The decrease in the use of cash is due principally to the increase in net income.

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

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1996, decreased $3,269 from the comparable period in the previous year. This decrease is caused by a decrease in oil sales of $3,632 due to decreased production and an increase in management fees of $1,500 due to additional consulting services provided in 1996 and interest and other income decreased $1,137.

Expenses for the three months ended March 31, 1996, decreased $12,267 from the comparable period in the previous year. This decrease is due to lower lease operating costs of $1,729 due to more efficient production opera-tions and a decrease in general and administrative expenses of $11,438 due to reduced administrative activities.

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