Form 10KSB
period 1996-06-30
MYSTIQUE DEVELOPMENTS INC
filed 1996-10-11
CIK 318852

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-KSB


  X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 1996

                           Commission File No. 0-09482


                           MYSTIQUE DEVELOPMENTS, INC.
          (Name of Small Business Issuer as Specified in its Charter)

        WYOMING                               83-0246080
(State or other jurisdic-                       (I.R.S. Employer Iden-
tion of incorporation)                           tification No.)
   organization)

         1820 South Elena Avenue, Redondo Beach, California  90277
                (Address of Principal Executive Office)

                          (310) 546-5741
                         (Issuer's telephone number)


Securities registered under to Section 12(b) of the Exchange Act:  None.

Securities registered under to Section 12(g) of the Exchange Act:

                        COMMON STOCK, $.01 PAR VALUE
                               Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  YES X     NO
---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $586,442.

As of September 27, 1996, 560,076 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $.00 based on the closing bid and ask prices as reported by NASD pink sheets on September 27, 1996.


DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure format (check one):  Yes ---   No X

                              PART I

ITEM 1.  BUSINESS

(a)  BUSINESS DEVELOPMENT.

Mystique Developments, Inc. (formerly Score Exploration Corporation) ("Mystique" or the "Company"), with its mailing address at 1820 South Elena Avenue, Redondo Beach, California 90277, telephone number (310)546-5741, was incorporated as a Wyoming corporation on November 7, 1979. Mystique was organized for the purpose of engaging in oil and gas activities including exploring for and development and production of oil and gas reserves.

(b)  BUSINESS OF ISSUER

GENERAL

Mystique engages in the business of developing and acquiring proved, undeveloped oil and gas reserves and produces and sells crude oil and natural gas in the United States.

Management's primary objective is the acquisition of interests in proven undeveloped oil and gas properties in exchange for cash, services or shares of Mystique's equity securities. Management plans to provide merchant banking services to other oil and gas companies, by offering these companies an inventory of properties with proved but undeveloped reserves that will be developed as the upward price cycle of oil and gas unfolds.

PROPERTY ACQUISITION AND SALES

Mystique attempts to acquire developed and undeveloped oil and gas properties through the acquisition of direct mineral interests or through the acquisition of financially troubled companies. When acquiring mineral interests, the objective often is to sell the properties for more than the price paid and/or retain an overriding royalty interest or working interest.

EQUIPMENT, PRODUCTS AND RAW MATERIALS

Mystique owns no drilling rigs, and drilling, if any, is done by independent contractors, typically on a footage or day rate basis, as to which Mystique may bear the risks of fire, blowout or other catastrophe to its property.

Mystique's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers including pipeline companies which service the areas in which Mystique's producing wells are located. Mystique's business is seasonal in nature, to the extent that weather conditions at certain times of the year may affect its access to oil and gas properties and the demand for natural gas.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from properties, and thus may be considered a raw material essential to Mystique's business. The acquisition, development, production and sale of oil and gas is subject to many factors which are outside Mystique's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other fuels, and the regulation of prices, production, transportation, and marketing by federal and state governmental authorities. Mystique acquires oil and gas properties from landowners, other owners of interests in such properties, or
governmental entities.   For information relating to specific properties of
Mystique, see Item 2. Mystique currently is not experiencing any difficulty in acquiring necessary supplies or services nor is it experiencing any difficulty selling its products.

COMPETITION

The oil and gas business is highly competitive. Mystique's competitors include major companies, independents and individual producers and operators. Of Mystique's numerous competitors throughout the country, most are larger and have substantially greater financial resources than Mystique. Oil and gas, as a source of energy, must compete with other sources of energy such as coal, nuclear power, synthetic fuels and other forms of alternate energy. Domestic oil and gas must also compete with foreign sources of oil and gas, the supply and availability of which have at times depressed domestic prices. Mystique has an insignificant competitive position in the oil and gas industry.

The general economic conditions in the United States and the recession in the oil and gas industry during the past several years have intensified the search for capital necessary for participation in the oil and gas business. This shortage of capital has had the effect of curtailing the operations of many smaller independent companies with limited resources, including Mystique.

GOVERNMENTAL AND ENVIRONMENTAL LAWS

Mystique's activities are subject to extensive federal, state and local laws and regulations controlling not only the exploration for oil and gas, but also the possible effect of such activities upon the environment. Existing, as well as, future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Since inception, Mystique has not made any material expenditures for environmental control facilities and does not expect to make any material expenditures during the current and following fiscal year.

EMPLOYEES

As of June 30, 1996, the Company had one part-time employee. The Company employs consultants as needed.

ITEM 2.  PROPERTIES

(a) OFFICE FACILITIES. The Company's principal offices are located at 1820 South Elena Avenue, Redondo Beach, California 90277.

(b) OIL AND GAS PROPERTIES. Mystique holds interests in producing oil and gas leaseholds as of June 30, 1996, as follows:

                  Producing Properties       Non-Producing Properties
                   Gross          Net          Gross           Net
   State           Acres         Acres         Acres          Acres
------------      ------         -----       ---------      ---------
California            40            1           --             --
Colorado              60            2           --             --
Mississippi           40            8           --             --
New Mexico            80            4           --             --
North Dakota         760            6           --             --
Oklahoma            1940          147           --             --
Texas                480            6           --             --
Wyoming             9520          294           --             --
Canada              1840          673           --             --
                   -----         ----        --------      ---------
    Total          15480         1141           --             --
_________________

Net acres represent the gross acres in a lease or leases multiplied by Mystique's working interest in such lease or leases.

(b)(1)(A) PROVED AND PROVED DEVELOPED RESERVES. The following table sets forth the total proved and proved developed oil or gas reserves of Mystique for the fiscal years ended June 30, 1996 and June 30, 1995. The reserve estimates and related values were prepared by Mystique.

All such reserves are located in the continental United States and Canada.

                           1996                        1995
                      Oil         Gas             Oil       Gas
                     (Bbls)      (MCF)           (Bbls)    (MCF)
              -------   ---------          ------   ------
Proved  Reserves     54,600      1,366,100          64,100   21,800
Proved Developed
   Reserves          54,600   1,366,100          64,100   21,800
________________

(b)(1)(B) FUTURE NET REVENUES. The following table sets forth the present value of estimated future net revenues generated by the sale of these estimated reserves utilizing a discount rate of 10% per annum and holding the sales price of oil and gas constant:

                                1996              1995
                              --------          --------
Proved Reserves               $795,000          $275,000
Proved Developed
 Reserves                     $795,000          $275,000

No major discovery, price change or other favorable or adverse event has occurred since June 30, 1996, which is believed to have caused a material change in the proved reserves of the Company.

(b)(2) RESERVES REPORTED TO OTHER AGENCIES. There have been no reserve estimates filed with any other United States federal authority or agency.

(b)(3)(a) NET OIL AND GAS PRODUCTION. The following table sets forth the net quantities of oil (including condensate and natural gas liquids) and gas produced during the fiscal years ended June 30, 1996 and June 30, 1995.

                                            1996          1995
                                           -----         -----
      Oil (Bbls)                           4,300         4,200
      Gas (MCF)                            3,400         2,700

The following table sets forth the average sales price and production cost per unit of production for the fiscal years ended June 30, 1996 and June 30, 1995.

                                              1996         1995
                                             ------       ------
    Average Sales Price:  Per
     Equivalent Barrel of Oil<FN1>          $16.73       $18.52

    Average Production (Lifting)
     Costs: Per Equivalent
      Barrel of Oil<FN1>                    $14.67        $13.20
---------------

<FN1>
   Natural gas equivalents are determined using a ratio of six MCF of natural gas to one BBL of crude oil.

During the periods covered by the foregoing tables, Mystique was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Mystique acted as a producer.

(b)(4) PRODUCING WELLS AND ACREAGE. The following table sets forth Mystique's total gross and net productive oil and gas wells and developed acreage as of June 30, 1996:

A.  Productive Wells<FN1>
                               OIL                        GAS
  STATE               GROSS<FN2>  NET<FN3>       GROSS<FN2>  NET<FN3>
------------          ---------   -------        ---------   -------
California               --         --               1        .1
Colorado                  2         .1              --        --
Mississippi               1         .2              --        --
New Mexico                3         .2              --        --
North Dakota              8         .1              --        --
Oklahoma                  8         .4              --        --
Texas                     3         .1              --        --
Wyoming                  48        1.6              --        --
Canada                    1         .4              --        --
                         --        ---              --        --
     Total               74        3.1               1        .1
_________________

<FN1>
Productive wells are producing wells and wells capable of production including wells that are shut in.
<FN2>
A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

<FN3>
A net acre is deemed to exist when the sum of the fractional ownership working interest owned in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

B.  DEVELOPED  ACREAGE.

                     State        Gross Acres     Net Acres
                  ------------    -----------     ---------
                  California           40               1
                  Colorado             60               2
                  Mississippi          40               8
                  New Mexico           80               4
                  North Dakota        760               6
                  Oklahoma           1940             147
                  Texas               480               6
                  Wyoming            9520             294
                  Canada             1840             673
                                    -----            ----
                   Total            15480            1141

(b)(5) UNDEVELOPED PROPERTIES. Mystique had no interest in undeveloped acreage.

Mystique's oil and gas properties are in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations. Mystique believes that its methods of investigating are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves.

(b)(6) DRILLING ACTIVITY. The Company drilled no productive or dry exploratory or development wells during the fiscal year ended June 30, 1996 or 1995.

(b)(7) DELIVERY COMMITMENTS. Mystique is not obligated to provide a fixed and determinable quantity of oil and gas in the future pursuant to existing contracts or agreements.


ITEM 3.  LEGAL PROCEEDINGS.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year covered by this Annual Report, no matter was submitted to a vote of Mystique's security holders through the solicitation of proxies or otherwise.

                             PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

The Common Stock of Mystique has been traded over-the-counter. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, who do not include retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of Mystique is minimal.

       Quarter Ended               Bid High         Bid Low

     September 30, 1994             No Bid           No Bid
     December 31, 1994              No Bid           No Bid
     March 31, 1995                 No Bid           No Bid
     June 30, 1995                  No Bid           No Bid
     September 30, 1995             No Bid           No Bid
     December 31, 1995              No Bid           No Bid
     March 31, 1996                 No Bid           No Bid
     June 30, 1996                  No Bid           No Bid

The number of record holders of Common Stock of Mystique as of September 1, 1996, was approximately 2,800. Additional holders of Mystique's Common Stock hold such stock in street name with various brokerage firms.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by Mystique, nor does Mystique anticipate declaring and paying cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   LIQUIDITY AND CAPITAL RESOURCES.

   During this fiscal year the Company has provided consulting services and
received producing oil and gas properties for those services.   At June 30,
1996, the Company has working capital of $12,068. The Company plans to continue to provide consulting services and to acquire producing oil and gas properties. The Company has no commitments for any capital improvements, however subject to financing, a major improvement project for the Canadian property is planned for the next fiscal year.

   During the fiscal year ended June 30, 1996, operating activities used $13,231 in cash, a decrease of $28,227 over the previous fiscal year. This decrease in cash used is due mainly to payments of lease operating costs. During the fiscal year ended June 30, 1996, investing activities provided $10,665 in cash, an increase of $8,577 over the previous fiscal year. This increase is due to additional sale of producing properties in 1995.

   In September, 1996, the old officers and directors resigned and new officers and directors were appointed. Mystique Resources Company also gave an option for 225,000 shares to two of the new officers.

RESULTS OF OPERATIONS - 1996

During the fiscal year ended June 30, 1996, oil and gas sales were $81,865, a decrease of $4,882 over the previous fiscal year. This decrease is due to the decrease in the average sale price per equivalent barrel of oil to $16.73 from $18.52 in the previous year. During the fiscal year ended June 30, 1996, lease operating costs were $71,803 an increase of $17,184 from the previous fiscal year. This increase is due to an increase in major workover costs, which resulted in an increase in the average production cost per equivalent barrel of oil to $14.67 from $13.20 in the previous year. During the fiscal year ended June 30, 1996, depreciation, depletion and impairments were $32,686 a decrease of $2,507 over the previous year. During the fiscal year ended June 30, 1996, production taxes were $4,868, a decrease of $1,260 over the previous year. This decrease is due to lower production in 1996 in states with higher taxes. During the fiscal year ended June 30, 1996, general and administrative expenses were $47,094, an increase of $20,034 from the previous year. This increase is due primarily to increase in accounting fees. During the fiscal year ended June 30, 1996, other income was ($15,054) a decrease of $21,145 over the previous year. This decrease is due to a loss on property sales and less interest income.

RESULTS OF OPERATIONS - 1995

During the fiscal year ended June 30, 1995, oil and gas sales were $86,747, an increase of $31,519 over the previous fiscal year. This increase is due to the acquisition of producing properties and an increase in the average sale price per equivalent barrel of oil to $18.52 from $14.93 in the previous year. During the fiscal year ended June 30, 1995, lease operating costs were $54,619 a decrease of $712 from the previous fiscal year. This decrease is due to a reduction in major workover costs and a decrease in the average production cost per equivalent barrel of oil to $13.20 from $14.96 in the previous year. During the fiscal year ended June 30, 1995, depreciation, depletion and impairments were $35,193 an increase of $17,638 over the previous year. This
increase is due to additional property base.   During the fiscal year ended
June 30, 1995, production taxes were $6,128, an increase of $3,247 over the previous year. This increase is due to the acquisition of properties in other states. During the fiscal year ended June 30, 1995, general and administrative expenses were $27,060, an increase of $14,936 from the previous year. This increase is due to increase in salaries. During the fiscal year ended June 30, 1995, other income was $6,091 an increase of $5,861 over the previous year. This increase is due to property sales, settlement of accounts payable and interest.

EFFECT OF CHANGES IN PRICES.

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by Mystique fluctuated significantly during the last three years. Changes in the price that Mystique receives for its oil and gas are set by market forces beyond Mystique's control as well as governmental intervention. The recent volatility and uncertainty in oil and gas prices make it more difficult for a company like Mystique to increase its oil and gas asset base and become a significant participant in the oil and gas industry.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at Pages 16 through 28 hereof.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Mystique has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICER OF MYSTIQUE.

(a) IDENTIFICATION OF DIRECTORS. The following table sets forth the names and ages of all Directors of Mystique as of September 27, 1996, indicating all positions and offices with Mystique held by each such person, and any periods during which he has served as a Director.

                                               PERIOD SERVED AS DIRECTOR
     NAME               POSITION               OF MYSTIQUE
----------------        --------               ----------------------------
Kim Fuerst              Director               September 1, 1996 to Present

Faisal Chaudhary        Director               September 1, 1996 to Present

J. Samuel Butler        Director               September 1, 1996 to Present

Mystique's Directors hold office until the next annual meeting of Mystique's shareholders. There is no arrangement or understanding between any Director of Mystique and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for Director.

(b) IDENTIFICATION OF EXECUTIVE OFFICERS. The following table sets forth the names and ages of all Executive Officers of Mystique, indicating all positions and offices with Mystique held by each such person, and the period during which he has served as such.

                                   ALL OFFICES         PERIOD SERVED AS
    NAME              AGE          WITH COMPANY        OFFICER OF MYSTIQUE
----------------      --           -------------       -------------------
Kim Fuerst            45           President           September, 1996 to
                                                       Present

Faisal Chaudhary      21           Secretary and       September, 1996 to
                                   Treasurer           Present

Mystique's Executive Officers hold office until the next annual meeting of Directors of Mystique. There is no arrangement or understanding between any Executive Officer and any other person or pursuant to which such Executive Officer was selected as an Officer of Mystique.

(c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. Mystique does not employ persons, other than the above-named Officers, who make or are expected to make significant contributions to the business of Mystique.

(d) FAMILY RELATIONSHIPS. There is no family relationship between any Director or Executive Officer of the Company or persons chosen to become Directors or Executive Officers.

(e)(1) BUSINESS EXPERIENCE. Following is a brief account of the business experience during the past five years of each Director and Executive Officer of Mystique indicating his principal occupation and employment during that period, and, the name and principal business of any organization in which such occupations and employment were carried on.

KIM FUERST, 45, President and Director, since September 1996. From 1994 to 1996 he was a Vice President of Van Kasper and Company, an investment banking firm. From 1989 to 1994 he served in various capacities at Great Northern Gas Company including Vice President of Finance and as a Director. From 1982 to 1990 he was President and Chief Operating Officer of Karen Oil Company which, during this period, drilled over 100 wells and operated those wells that were producing wells. Over the past 25 years he has worked in a variety of energy related positions, both as an independent producer and as investment banker.

FAISAL CHAUDHARY, 21, Secretary, Treasurer and Director, is a graduate of
Chapman University with a degree in Commerce.   He is working on his degree in
Law on a part time basis.

J. SAMUEL BUTLER, 51, Director, Formed Trinity Petroleum Management, LLC in 1996 and serves as President and Chief Executive Officer. From 1989 to 1994, he served as Director, President and Chief Executive Officer Sterling Energy Corp. and the Chief Executive Officer of Sheffield Exploration from September 1990 to May 1996. Also during the period of September 1989 to December 1994, Mr. Butler was a founding principal in Petrie Parkman & Co., an investment banking firm specializing in upstream energy financing. Previously, he was President and Chief Operating Officer of Columbus Energy Corp. (Denver, Colorado) from 1985 to 1989, and today, continues to serve as a director Columbus. Mr. Butler joined the predecessor of Columbus, Consolidated Oil and Gas, Inc., in 1974 and held the position of Vice President of Exploration, Senior Vice President of Oil and Gas Operations and Executive Vice President and Chief Operating Officer. After receiving a degree in Petroleum Engineering from the Colorado School of Mines, Mr. Butler pursued graduate studies in the field of Mineral Economics at that institution. He is a past Director of the Independent Petroleum Association of America and past Director of the Independent Petroleum Association of the Mountain States.

(2) DIRECTORSHIPS. Except as described above, Mystique has no Director who is also a director of any other company with a class of securities registered pursuant to Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. No event has occurred during the past five years which is material to any evaluation of the ability or integrity of any Director or has any Officer or Director been subject to:

     (i) A petition under the Bankruptcy Act or any state insolvency law filed by or against, a receiver or any other person;

     (ii)  Any criminal proceeding;

     (iii) Any other material proceeding required to be disclosed pursuant to Regulation S-K, Item 401(f).


ITEM 10.  EXECUTIVE COMPENSATION.

(a) CASH COMPENSATION. The following table sets forth all information regarding the executive compensation paid or distributed to, or accrued for the account of each executive officer of Mystique whose total remuneration exceeded $60,000.

SUMMARY COMPENSATION TABLE<FN1>
                                    11

                                            Long Term Compensation
                   Annual Compensation       Awards      Payouts
                                    Other                               All
Name and                            Annual  Restricted  Options/        Other
Principal                           Compen- Stock       SARS    LTIP
Compen-
Position          Year Salary Bonus sation  Award(s)   (Number) Payouts sation
Dennis R. Staal,  1996 $19,250  --    --    $1,750<FN2>   --      --      --
Former President  1995 $21,200  --    --       --         --      --      --
___________

<FN1>
No Officer or Director of Mystique received more than $60,000 during the fiscal year ended June 30, 1996.
<FN2>
7,000 shares of common stock valued at $.25 per share were issued in August for this year's services.

(b)  COMPENSATION PURSUANT TO PLANS.   The Company has no plans pursuant to
which cash or non-cash compensation was paid or distributed during fiscal year ended June 30, 1996, or is proposed to be paid or distributed in the future.

(c) COMPENSATION OF DIRECTORS. The Directors of Mystique who do not receive annual salaries from Mystique, receive fees of $100 per Board Meeting attended in person, and reimbursement for travel expenses. These fees may be increased or decreased from time to time by a majority vote of the Board of Directors. Other than the fees mentioned above, no consulting fees, finder's fees or commissions were paid to Directors of the Company during the fiscal year ended June 30, 1996.

(d) TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT. Mystique has no compensation plan or arrangement with any of its current or former Officers or Director which results or will result from the resignation, retirement or any other termination by such individual of employment with Mystique.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth the number and percentages of shares of Mystique's $.01 par value Common Stock (its only class of voting securities) owned beneficially by any person, who as of September 27, 1996, is known to Mystique to be the beneficial owner of 5% or more of the issued and outstanding Common Stock other than the Officers and Directors listed below.

                                                Amount of
                  Name and Address              of Beneficial     Percent
Title of Class    of Beneficial Owner           Ownership         of Class
--------------    --------------------------    -------------     --------
$.01 Par Value    Mystique Resources Company      261,019           46.6%
Common            Dennis R. Staal, President
Stock             1975 E. Otero Lane
                  Littleton, CO 80122

(b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth the number of percentage of shares of Company's $.01 par value Common Stock (its only class of equity securities outstanding) owned beneficially by each Director of Mystique, and by all Directors and Officers of Mystique as a group, as of September 27, 1996:

                                    Amount & Nature
   Name of                          of Beneficial                    Percent
Beneficial Owner                    Ownership<FN1>                   of Class
----------------                    ---------------                  --------
Kim Fuerst                           112,500 <FN2>                    20.1%

Faisal Chaudhary                     112,500 <FN2>                    20.1%

J. Samuel Butler                         -0-                           -0-%

All Officers and
Directors as a Group
(3 Persons)                          225,000                          40.2%
_______________

<FN1>
Each of the individuals named own all of the shares listed of Mystique's Common Stock directly and of record unless otherwise indicated.
<FN2>
Includes 225,000 shares of stock owned by Mystique Resources Company of which Mr. Fuerst and Mr. Chaudhary have an option to acquire.

(c) CHANGES IN CONTROL. There are no arrangements, known to the Company, including any pledge by any person of securities of Mystique or any of its parents, the operation of which may at a subsequent date result in a change of control of Mystique, except that Kim Fuerst and Faisal Chaudhary have an option to acquire up to 225,000 shares of stock from Mystique Resources Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS. No Director or Officer of Mystique, nominee for election as a Director, security holder who is known to Mystique to own of record or beneficially more than 5% of any class of Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of Mystique, has had any transaction or series of transactions exceeding $60,000, since the beginning of Mystique's last fiscal year, or has any presently proposed transaction, to which Mystique was or is to be a party, in which any of such persons had or is to have any direct or indirect material interest, except the following.

The Company's management has plans to increase the profitability, cash flows and producing assets of the Company. The following related party transactions were designed for that purpose.

The Company is 46% owned by Mystique Resources Company which is owned 100% by Pamden, Ltd. A family partnership controlled by the former President of the Company. Mystique Resources Company paid the Company consulting fees of $10,000 for the year ended June 30, 1995, by exchanging the fees for producing properties valued at $35,000. Mystique Resources Company also owed the Company $4,066. During the years ended June 30, 1996 and 1995 the Company had net oil and gas sales to Mystique Resources Company of $28,808 and $39,206 and incurred lease operating expense of $30,284 and $37,110 respectively.

The former President owed the Company $2,000 at June 30, 1996, for a loan. The Company owed the former President $15,000 in accrued salary at June 30, 1996. During the year the Company received $490,000 in property in exchange for a receivable from a company of which the former President is now an officer.

Transactions With Promoters.  Not applicable.

                             PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a)    Documents filed as part of this Report:

        (1)  The following Financial Statements are filed as part of this
Report:
                                                                         Page

     Independent Accountant's Report . . . . . . . . . . . . . . . .      16

     Balance Sheet as of June 30, 1996. . . . . . . . . . . . . . .       17

     Statements of Operations for the years ended June 30, 1996 and
     1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

     Statement of Changes in Stockholders Equity for the years ended
     June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .       19

     Statements of Cash Flows for the years ended June 30, 1996
     and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

     Notes to Financial Statements . . . . . . . . . . . . . . . . .      22

All Financial Statement Schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.

 (3)    Exhibits.
                                                                 Page<FN1>
     3.    Articles of Incorporation and Bylaws<FN2>. . . . . .     --

     3.1   Articles of Amendment<FN2>. . . . . . . . . . . . . .    --

     4.    Instruments Defining the Rights of Security Holders,
           Including Indentures<FN2> . . . . . . . . . . . . . .    --
___________

<FN1>
Page number in sequential numbering system (required on manually signed copy only).
<FN2>
Previously filed as exhibits to Mystique's Form 10-K for the fiscal year ended May 31, 1983.

                 INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Mystique Developments, Inc.
Littleton, Colorado

   We have audited the accompanying balance sheet of Mystique Developments, Inc. as of June 30, 1996, and the related statements of operations, stockholder's equity, and cash flows for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mystique Developments, Inc. as of June 30, 1996, and the results of its operations and cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand, L.L.P.
Coopers & Lybrand, L.L.P.
Denver, Colorado

October 3, 1996
                   MYSTIQUE DEVELOPMENTS, INC.

                          Balance Sheet
                       As of June 30, 1996


   ASSETS
                                                          1996

Current Assets:
    Cash                                               $  24,971
    Accounts receivable-trade                             10,553
    Accounts receivable-related party                      6,066

      Total current assets                                41,590

Property and equipment, at cost using
 successful efforts method, net                          698,046

                                                        $739,636

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                   $  14,522
    Accounts payable-related party                        15,000

                                                          29,522

Stockholders' Equity:
    Common stock, $.01 par value: authorized
      75,000,000 shares; issued and outstanding
      550,076 at June 30, 1996 and 1995                    5,500
    Additional paid-in capital                         1,866,868
    Accumulated deficit                               (1,162,254)

                                                         710,114


                                                      $  739,636
















See accompanying notes to financial statements

                             MYSTIQUE DEVELOPMENTS, INC.

                              Statement of Operations
                         Years Ended June 30, 1996 and 1995


                                                  1996            1995

Operating Revenue:
    Oil and gas sales                           $ 81,865        $ 86,747
    Management and consulting
     fees                                        500,377          15,500
    Property operations fee                        4,200           3,150

                                                 586,442         105,397

Operating costs and expenses:
    Lease operating costs                         71,803          54,619
    Depreciation and depletion                    16,092          21,913
    Impairments                                   16,594          13,280
    Production taxes                               4,868           6,128
    General and administrative expenses           47,094          27,060

                                                 156,451         123,000

     Operating income (loss)                     429,991         (17,603)

Other Income (expense):
    Interest income                                  494           1,486
    Other income                                      --           2,517
    Gain (loss) on sale of assets                (15,548)          2,088

                                                 (15,054)          6,091

Income(loss) before income taxes                 414,937         (11,512)

Income taxes                                          --              --

Net income (loss)                               $414,937        $(11,512)

Net income (loss) per common share              $    .75        $   (.02)

Weighted average common shares outstanding       550,076         550,076














See accompanying notes to financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.

                         Statement of Stockholders' Equity
                        Years Ended June 30, 1996 and 1995


                           Common Stock          Additional
                            Number of             Paid-In    Accumulated
                          Shares Issued Amount    Capital      Deficit

Balance, June 30, 1994        550,076  $ 5,500  $1,866,868   $(1,565,679)

 Net loss                          --       --          --      ( 11,512)

Balance, June 30, 1995        550,076    5,500   1,866,868    (1,577,191)

 Net income                        --       --          --       414,937

Balance, June 30, 1996        550,076  $ 5,500  $1,866,868   $(1,162,254)






































See accompanying notes to financial statements.

                   MYSTIQUE DEVELOPMENTS, INC.
                     Statements of Cash Flows
               Years Ended June 30, 1996 and 1995

                                                     1996            1995
Cash Flows from operating activities:
 Cash received from customers                      $ 88,983        $ 93,024
 Cash paid to suppliers & employees                (102,708)        (82,031)
 Interest income                                        494           1,486
 Other income                                            --           2,517

   Net cash provided by (used in)
     operating activities                           (13,231)         14,996

Cash flows from investing activities:
 Proceeds from sale of assets                        10,665           2,088

   Net cash provided by (used in)
     investing activities                            10,665           2,088

   Net increase (decrease) in cash and
     cash equivalents                                (2,566)         17,084

Cash and cash equivalents at beginning of year       27,537          10,453

Cash and cash equivalents at end of year           $ 24,971        $ 27,537

Reconciliation of net income to net cash
 used in operating activities:
   Net income (loss)                               $414,937        $(11,512)
   Adjustments to reconcile net income
    to net cash used in operating  activities:
      Depreciation, depletion and impairments        32,686          35,193
   (Gain) loss on sale of assets                     15,548          (2,088)
      Revenues exchanged for assets                (490,000)        (10,000)
   Loan to stockholder exchanged for
    compensation                                         --          20,000
   Change in other assets                               523              --
   (Increase) decrease in accounts receivable        (7,459)         (2,373)
   (Decrease) increase in accounts payable           20,534         (14,224)

                                                   $(13,231)        $14,996















See accompanying notes to financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.

                            Statements of Cash Flows
                       Years Ended June 30, 1996 and 1995


Supplemental schedule of non-cash investing and financing activities:

In 1996 the Company exchanged $490,000 in accounts receivable for producing properties valued at $490,000.

In 1995 the Company exchanged $44,106 in accounts receivable from a related partyfor producing properties valued at $44,016 and settlement of a $20,000 note for Dennis R. Staal's services.

                            MYSTIQUE DEVELOPMENTS, INC.
                            Notes to Financial Statements


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The Company operates principally in the exploration, development and production of oil and gas properties and consulting in the oil and gas industry.

PROPERTY AND EQUIPMENT

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

No accrual has been provided for estimated future abandonment costs as management estimates that the salvage value will approximate such costs.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under the liability method, income taxes are recorded for future events at tax rates in effect when the balances are expected to be settled.

EARNINGS PER COMMON SHARE

The earnings per share is based on the weighted-average number of shares of common stock outstanding.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RISKS AND UNCERTAINTIES

Historically, the market for oil and gas has experienced significant price fluctuations. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclousure of contingent asset and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2.  PROPERTY AND EQUIPMENT

   Property and equipment at June 30, 1996 consist of the following:

                                            Accumulated
                                            Depreciation
                                            And          Valuation
                                   Cost     Depletion    Allowance   Net

Producing oil and gas prop-
 erties                          $804,373     $76,579    $29,874   $697,920
Other equipment at cost               802         676         --        126

                                 $805,175     $77,255    $29,874   $698,046

In 1996 the Company acquired an interest in one shut-in property for $490,000 in exchange for consulting and finders fees.

In 1995 the Company acquired interests in ten producing properties for $44,016 in exchange for consulting work for Mystique Resources Company, a related party. These properties were recorded using the fair market value as of the date of the transaction.


NOTE 3.  INCOME TAXES

The following reconciles the tax provision with the expected provision using the statutory rates.

                                                 For the years ended June 30,
                                                    1996             1995

Expected federal income tax benefit (expense)     (141,079)         3,914
Expected state income tax benefit (expnese)        (13,693)           338
Valuation allowance                                154,772         (4,252)

              Income Tax Provision                      --             --

In both 1996 and 1995, no income tax provision or benefit was recognized due to net operating losses utilized during the year.

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at June 30, 1996 are as follows:

                                                             June 30, 1996
     Deferred tax assets:
       Oil and gas properties                                 $  11,053
       Net operating loss and tax credit carryforwards          378,625

         Total                                                 $389,678

     Valuation allowance                                       (376,081)

       Deferred tax assets                                       13,597

     Deferred tax liabilities:
       Depletion, depreciation and amortization
        of property and equipment                              $(13,597)

       Deferred tax liabilities                                 (13,597)

         Net Deferred Tax Assets                                     --

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement are considerable resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carryforwards can be used to offset future reversals of existing deferred tax liabilities.

At June 30, 1996, the Company had tax basis net operating loss carryforwards available to offset future taxable income of $961,988, which expires from 1997 to 2010. The Company also has investment tax credit carryforwards of $34,907 which expire from 1997 to 2000.


NOTE 4.  MAJOR CUSTOMERS

The following are considered major customers which account for ten percent or more of total operating revenues in 1996 and 1995 (excluding related party management and consulting fees).

                                                    Percentage
                                               1996            1995

   Texaco Oil Company                            26%             11%
   Penroc Oil Corporation                        25              16
   Conoco Oil Company                            13              12
   Mystique Resources Company                    35              46


NOTE 5.  RELATED PARTIES

The Company is 46% owned by Mystique Resources Company which is owned 100% by Pamden, Ltd. a family partnership controlled by the former President of the Company. Mystique Resources Company paid the Company consulting fees of $10,000 for the year ended June 30, 1995, by exchanging the fees for producing properties valued at $35,000. Mystique Resources Company also owed the
Company $4,066 for expenses at June 30, 1996.   During the years ended June
30, 1996 and 1995 the Company had net oil and gas sales to Mystique Resources Company of $28,808 and $39,206 and incurred lease operating expense of $30,284 and $37,110 respectively. The former President owed the Company $2,000 at June 30, 1996, for a loan. The Company owes the President $15,000 in accrued salary at June 30, 1996. During the year the Company received $490,000 in property in exchange for a receivable from a company, which at the time of the transaction was an unrelated party, however, the former President is now an officer.


NOTE 6: SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited)

Capitalized costs relating to oil and gas producing activities at June 30, 1996 and 1995 are as follows:

                                          1996             1995

Proved oil and gas properties            804,373         325,038

Less accumulated depreciation,
 depletion and valuation                 106,453          58,444

   Net capitalized costs                $697,920        $266,594

Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 1996 and 1995 are as follows:

                                           1996         1995
Acquisition of properties:
  Proved                                 $490,000      $ 44,016
  Unproved                                     --            --
  Exploration costs                            --            --
  Development costs                            --            --

Results of operations for oil and gas producing activities for the years ended June 30, 1996 and 1996 are as follows:

                                           1996          1995

Revenues                                $ 81,865      $ 86,747

Production Costs                          76,671        60,747
Exploration expenses                          --            --
Depreciation, depletion
 and impairments                          32,686        35,193

                                        $109,357      $ 95,940
Results of operations from
 producing activities (excluding
 corporate overhead and interest
 costs)                                 $(27,492)     $ (9,193)


The following information relates to the Company's estimates of proved reserves of oil and gas, changes in proved reserves of oil and gas, standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. All reserves are located in the United States and Canada.

Reserves:

The estimates of the Company's proved oil and gas reserves and the changes in those reserves include only "proved developed" reserves. Proved developed reserves are reserves which can be expected to be recovered from existing wells using existing equipment and operating methods. The Company does not consider it feasible to estimate proved undeveloped reserves and has made no evaluation of them.

The estimates of proved reserves for 1996 and 1995 were determined by the Company's management and take into account the effect of past performance and existing economic conditions. Reserve estimates vary from year to year because they are based upon judgmental factors involved in interpreting and analyzing roduction performance, geological and engineering data and changes in prices, operating costs, and other economic, regulatory and operating conditions. Changes in such factors can have a significant impact on the estimated future recoverable reserves and estimated future net revenue by changing the economic life of the properties.

The Company considers these reserve estimates to be reasonable in light of past operating results and other data available. However, there can be no assurance that actual production in the future will not vary substantially from such estimates.

Proved reserves of oil and gas at June 30, 1996 and 1995 are as follows:

                                    1996                         1995
                               Oil         Gas             Oil          Gas
                              (BBLS)      (MCFS)          (BBLS)       (MCFS)
Proved developed
 reserves                     54,600    1,366,100         64,100       21,800

Changes in net proved reserves of oil and gas for the years ending June 30, 1996 and 1995 are as follows:

                                         1996                  1995
                                    Oil         Gas       Oil         Gas
                                   (BBLS)      (MCFS)    (BBLS)      (MCFS)

Beginning                          64,100      21,800    58,300      56,000

Revision of Previous Estimate       9,500         200     1,500     (33,700)
Sale of Reserves                  (14,700)         --  (  1,100)    (    --)

Purchases of Reserves
 in place                              --   1,347,500     9,600       2,200
Discoveries                            --          --        --          --
Production                         (4,300)     (3,400)  ( 4,200)     (2,700)

Ending                             54,600   1,366,100    64,100      21,800

STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end process and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and investment tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves at June 30, 1996 and 1995 are as follows:

                                            1996                 1995

Future cash inflows                      $2,533,000          $1,182,000
Future production costs                  (1,367,000)         (  747,000)

Future net cash flows                     1,166,000             435,000

 Less 10% annual discount for esti-
 mated timing of cash flows               ( 371,000)         (  160,000)
Standardized measure of discounted
  future net cash flows                  $  795,000          $  275,000

No future income tax provision is made due to the company's tax loss carryforward.

The following are principal sources of change in the standardized measure of discounted future net cash flows during the years ending June 30, 1996 and 1995:
                                            1996                 1995
Sales of oil and gas produced,
 net of production cost                   (5,000)            $  (26,000)
 Net changes in prices                   (19,000)                23,400
Extensions and discoveries
 less related costs                           --                     --
 Revisions of previous
 quantity estimates                       37,000               ( 18,700)
Accretion of discount                     28,000                 25,300
Sale of reserves                         (36,000)              (  3,000)
Purchase of reserves in place            497,000                 36,200
Other, primarily changes in
 production costs                         18,000                (15,200)

Increase (decrease)                     $520,000               $ 22,000

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The standard requires the recognition of an impairment loss on certain identifiable intangible assets and long-lived assets in use or held for disposal when events or circumstances indicate the carrying value of these assets may not be recoverable or exceeds their fair value. The Company is required to adopt this statement in Fiscal 1997. At this time, the Company does not expect the adoption of SFAS No. 121 to have a material impact on the Company's financial position or results of operations.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MYSTIQUE DEVELOPMENTS, INC.


Dated:   October 3, 1996            By /s/ Kim Fuerst
                                       Kim Fuerst, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.



Dated:   October 3, 1996           By  /s/ Kim Fuerst
                                       Kim Fuerst, President and Principal
                                       Executive Officer


Dated:   October 3, 1996           By  /s/ Faisal Chaudhary
                                       Faisal Chaudhary, Director


Dated:   October 3, 1996           By  /s/ J. Samuel Butler
                                       J. Samuel Butler, Director


Dated:   October 3, 1996           By  /s/ Dennis R. Staal
                                       Dennis R. Staal, Principal Financial
                                       and Accounting Officer