Form 10-Q
period 1996-09-30
MYSTIQUE DEVELOPMENTS INC
filed 1996-11-13
CIK 318852

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                       Commission File No. 0-09482

                        MYSTIQUE DEVELOPMENTS, INC.
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

          WYOMING                                        83-0246080
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer Iden-
 incorporation or organization)                       tification No.)

         1820 South Elena Avenue, Redondo Beach, California  90277
        ----------------------------------------------------------
        (Address of principal executive offices including zip code)

                               (310) 546-5741
                         ---------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X      NO ___

There were 560,076 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 1996.

Transitional Small Business Disclosure Format: Yes [  ]     No [ X ]

                       MYSTIQUE DEVELOPMENTS, INC.

                              Balance Sheet

   ASSETS                                September 30,        June 30,
                                             1996               1996
Current Assets:
    Cash                                   $   5,041         $  24,971
    Accounts receivable-trade                 10,441            10,553
    Accounts receivable-related party             --             6,066

      Total current assets                    15,482            41,590

Property and equipment, at cost using
 successful efforts method, net              692,046           698,046

                                           $ 707,528          $739,636

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                       $  14,563        $  14,522
    Accounts payable-related party             4,250           15,000

                                              18,813           29,522

Stockholders' Equity:
    Common stock, $.01 par value:
     authorized 75,000,000 shares;
     issued and outstanding 560,076
     at September 30, 1996                     5,600            5,500
    Additional paid-in capital             1,868,518        1,866,868
    Accumulated deficit                   (1,185,403)      (1,162,254)

                                             688,715          710,114

                                           $ 707,528       $  739,636

               See accompanying notes to financial statements

                        MYSTIQUE DEVELOPMENTS, INC.

                         Statement of Operations
          For the Three Months Ended September 30, 1996 and 1995

                                                  1996          1995

Operating Revenue:
    Oil and gas sales                           $ 12,072      $ 17,585
    Management and consulting
     fees                                              0             0
    Property operations fee                        1,050         1,050

                                                  13,122        18,635

Operating costs and expenses:
    Lease operating costs                         16,133        19,010
    Depreciation and depletion                     6,000         5,400
    General and administrative expenses           14,209        15,194

                                                  36,342        39,604

     Operating income (loss)                     (23,220)      (20,969)

Other Income (expense):
    Interest income                                   71           135

                                                      71           135

Income(loss) before income taxes                 (23,149)      (20,834)

Income taxes                                          --            --

Net income (loss)                               $(23,149)     $(20,834)

Net income (loss) per common share              $   (.04)     $   (.04)

Weighted average common shares outstanding       560,076       550,076

             See accompanying notes to financial statements.

                        MYSTIQUE DEVELOPMENTS, INC.
                         Statements of Cash Flows
           For the Three Months Ended September 30, 1996 and 1995

                                                     1996         1995
Cash Flows from operating activities:
 Cash received from customers                      $ 19,300     $ 16,811
 Cash paid to suppliers & employees                 (41,051)     (29,263)
 Interest income                                         71          135

   Net cash provided by (used in)
     operating activities                           (21,680)     (12,317)

Cash flows from financing activities:
 Proceeds from sale of stock                          1,750          --

   Net cash provided by (used in)
     finance activities                               1,750          --

   Net increase (decrease) in cash and
     cash equivalents                               (19,930)    (12,317)

Cash and cash equivalents at beginning of period     24,971      27,537

Cash and cash equivalents at end of period         $  5,041    $ 15,220

Reconciliation of net income to net cash
 used in operating activities:
   Net income (loss)                               $(23,149)   $(20,834)
   Adjustments to reconcile net income
    to net cash used in operating  activities:
      Depreciation, depletion and impairments         6,000       5,400
   (Increase) decrease in accounts receivable         6,178      (1,824)
      (Decrease) increase in accounts payable       (10,709)      4,941

                                                   $(21,680)   $(12,317)

             See accompanying notes to financial statements.

                        MYSTIQUE DEVELOPMENTS, INC.
                       Notes to Financial Statements

NOTE 1: BASIC OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 1996, filed with the Company's 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company has a deficit in working capital of $3,331. The Company plans to continue to provide consulting services and to acquire producing oil and gas properties. The Company is planning a $1,000,000 private placement for the next quarter. The Company has no commitments for any capital improvements, however subject to financing, a major improvement project for the Canadian property is planned for the next fiscal year.

During the three months ended September 30, 1996, operating activities used $21,680 in cash, an increase of $9,363 over the previous fiscal year. This increase in cash used is due mainly to payments of lease operating costs. During the three months ended September 30, 1996, financing activities provided $1,750 in cash, an increase of $1,750 over the previous fiscal year. This increase is due to issuance of stock for September.

In September, 1996, the old officers and directors resigned and new officers and directors were appointed. Mystique Resources Company, the Company's major shareholder, also gave an option for 225,000 shares to two of the new officers.

RESULTS OF OPERATIONS

During the three months ended September 30, 1996, oil and gas sales were $12,072, a decrease of $5,513 over the quarter ended the previous year. This decrease is due to less production. During the three months ended September 30, 1996, lease operating costs were $16,133 a decrease of $2,877 from the quarter ended in the previous year. This decrease is due to less production. During the three months ended September 30, 1996, depreciation, depletion and impairments were $6,000 an increase of $600 over the quarter ended in the previous year. During the quarter ended September 30, 1996, general and administrative expenses were $14,209, a decrease of $985 from the previous year. During the quarter year ended September 30, 1996, other income was $71, a decrease of $64 over the quarter ended in the previous year.

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

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit 27     Financial Data Schedule     Filed herewith
                                                        electronically

        (b)  Reports on Form 8-K.
             None.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MYSTIQUE DEVELOPMENTS, INC.

Dated: November 12, 1996         By/s/ Dennis R. Staal
                                   Dennis R. Staal,  Accounting Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically