Form 10QSB
period 1996-12-31
MYSTIQUE DEVELOPMENTS INC
filed 1997-02-07
CIK 318852

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996

                      Commission File No. 0-09482

                         MYSTIQUE DEVELOPMENTS, INC.
      ----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

        WYOMING                                  83-0246080
-------------------------                       ----------------------
(State or other jurisdic-                       (I.R.S. Employer Iden-
 tion of incorporation)                           tification No.)
   or organization)

         1820 South Elena Avenue, Redondo Beach, California  90277
         ---------------------------------------------------------
         (Address of Principal Executive Office including Zip Code)

                               (310)546-5741
                         ---------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X      NO ___

There were 1,535,076 shares of the Registrant's $.001 par value common stock outstanding as of December 31, 1996.

Transitional Small Business Disclosure: Yes (   )    No ( X )

                   MYSTIQUE DEVELOPMENTS, INC.

                          Balance Sheet

    ASSETS                                December 31,        June 30,
                                              1996             1996
Current Assets:
    Cash                                   $ 916,204         $  24,971
    Accounts receivable-trade                  5,066            10,553
    Accounts receivable-related party             --             6,066
    Other                                        500                --

      Total current assets                   921,770            41,590

Property and equipment, at cost using
 successful efforts method, net              713,406           698,046

                                          $1,635,176          $739,636

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                       $   7,649        $  14,522
    Accounts payable-related party                --           15,000

                                               7,649           29,522
Stockholders' Equity:
    Common stock, $.01 par value:
     authorized 75,000,000 shares;
     issued and outstanding 1,535,076
     at December 31, 1996                     15,350            5,500
    Additional paid-in capital             2,832,897        1,866,868
    Accumulated deficit                   (1,220,720)      (1,162,254)

                                           1,627,527          710,114

                                          $1,635,176       $  739,636

               See accompanying notes to financial statements

                             MYSTIQUE DEVELOPMENTS, INC.

                              Statement of Operations
             For the Three Months Ended December 31, 1996 and 1995

                                                   1996          1995
Operating Revenue:
    Oil and gas sales                           $ 23,259      $ 25,100
    Management and consulting
     fees                                             --       499,400
    Property operations fee                        1,050         1,050

                                                  24,309       525,550
Operating costs and expenses:
    Lease operating costs                         17,278         9,330
    Depreciation and depletion                     6,000         6,000
    General and administrative expenses           36,437           499

                                                  59,715        15,829
     Operating income (loss)                     (35,406)      509,721

Other Income (expense):
    Interest income                                   90            85

                                                      90            85

Income(loss) before income taxes                 (35,316)      509,806

Income taxes                                          --            --

Net income (loss)                               $(35,316)    $ 509,806

Net income (loss) per common share              $   (.06)     $    .93

Weighted average common shares outstanding       641,326       550,076

            See accompanying notes to financial statements.

                             MYSTIQUE DEVELOPMENTS, INC.

                              Statement of Operations
             For the Six Months Ended December 31, 1996 and 1995

                                                   1996          1995
Operating Revenue:
    Oil and gas sales                           $ 35,331      $ 42,685
    Management and consulting
     fees                                             --       499,400
    Property operations fee                        2,100         2,100

                                                  37,431       544,185

Operating costs and expenses:
    Lease operating costs                         33,411        28,340
    Depreciation and depletion                    12,000        11,400
    General and administrative expenses           50,647        15,693

                                                  96,058        55,433

     Operating income (loss)                     (58,627)      488,752

Other Income (expense):
    Interest income                                  161           220

                                                     161           220

Income(loss) before income taxes                 (58,466)      488,972

Income taxes                                          --            --

Net income (loss)                               $(58,466)     $488,972

Net income (loss) per common share              $   (.10)     $    .89

Weighted average common shares outstanding       578,052       550,076

            See accompanying notes to financial statements.

                         MYSTIQUE DEVELOPMENTS, INC.
                          Statements of Cash Flows
            For the Six Months Ended December 31, 1996 and 1995


                                                     1996             1995
Cash Flows from operating activities:
 Cash received from customers                      $ 48,484        $ 32,758
 Cash paid to suppliers & employees                (105,931)        (42,508)
 Interest income                                        161             220

   Net cash provided by (used in)
     operating activities                           (57,286)         (9,530)

Cash flows used in investing activities:
 Purchase of assets                                 (27,360)          --

   Net cash provided by (used in)
     investing activities                           (27,360)          --


Cash flows used in financing activities:
 Proceeds from sale of stock                        975,879           --

   Net cash provided by (used in)
     financing activities                           975,879           --

   Net increase (decrease) in cash and
     cash equivalents                               891,233       (9,530)

Cash and cash equivalents at beginning of year       24,971       27,537

Cash and cash equivalents at end of year           $916,204     $ 18,007

Reconciliation of net income to net cash
 used in operating activities:
   Net income (loss)                               $(58,466)    $488,972
   Adjustments to reconcile net income
    to net cash used in operating  activities:
      Depreciation, depletion and impairments        12,000       11,400
      (Increase) decrease in accounts receivable     11,553     (501,645)
      (Increase) decrease in other current assets      (500)          --
      (Decrease) increase in accounts payable       (21,873)      (8,257)

                                                   $(57,286)   $  (9,530)
                  See accompanying notes to financial statements.

                        MYSTIQUE DEVELOPMENTS, INC.
                       Notes to Financial Statements

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company has a working capital of $914,121. The
Company completed a $975,000 private placement this quarter.    The Company
plans to acquire producing oil and gas properties. The Company has no commitments for any capital improvements, however subject to financing, a major improvement project for the Canadian property is planned for the next fiscal year.

During the six months ended December 31, 1996, operating activities used $57,286 in cash, an increase of $47,756 over the six months ended the previous fiscal year. This increase in cash used is due mainly to generated administrative costs related to increasing the activities of the Company. During the six months ended December 31, 1996, financing activities provided $975,879 in cash, an increase of $975,879 over the six months ended the previous fiscal year. This increase is due to sale of stock in the private placement.

During the six months ended December 31, 1996, investing activities used $27,360 in cash and increase of $27,360 over the six months ended the previous year. This increase is due to property and equipment acquisitions.

RESULTS OF OPERATIONS

During the three months ended December 31, 1996, oil and gas sales were $23,259, a decrease of $1,841 from the quarter ended the previous year. This decrease is due to less production. During the three months ended December 31, 1996, other income was $1,050, a decrease of $499,400 from the quarter ended the previous year. This decrease is due to a reduction in consulting services provided. During the three months ended December 31, 1996, lease operating costs were $17,278 an increase of $7,948 from the quarter ended in the previous year. This increase is due to some workovers. During the three months ended December 31, 1996, depreciation, depletion and impairments were $6,000, the same as the quarter ended in the previous year. During the quarter ended December 31, 1996, general and administrative expenses were $36,437, an increase of $35,938 from the previous year. This increase is due to increased activity of the Company.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 27    Financial Data Schedule      Filed herewith
                                                    electronically
        (b) Reports on From 8-K.
            None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MYSTIQUE DEVELOPMENTS, INC.

Dated: January 29, 1997          By/s/ Dennis R. Staal
                                   Dennis R. Staal,  Accounting Officer

                    EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically