Form 10QSB
period 1997-03-31
MYSTIQUE DEVELOPMENTS INC
filed 1997-05-15
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                      Commission File No. 0-09482


                         MYSTIQUE DEVELOPMENTS, INC.
      ----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


        WYOMING                                        83-0246080
-------------------------                       ----------------------
(State or other jurisdic-                       (I.R.S. Employer Iden-
 tion of incorporation)                           tification No.)
   or organization)

     1820 South Elena Avenue, Suite B, Redondo Beach, California  90277
     ------------------------------------------------------------------
         (Address of Principal Executive Office including Zip Code)


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

                               YES   X      NO
                                   ----        ----

There were 1,535,076 shares of the Registrant's $.01 par value common stock outstanding as of March 31, 1997.


Transitional Small Business Disclosure: Yes (   )    No ( X )

                           MYSTIQUE DEVELOPMENTS, INC.

                                  Balance Sheet



         ASSETS                            March 31,           June 30,
                                              1997               1996

Current Assets:
    Cash                                   $  809,408        $  24,971
    Accounts receivable-trade                   4,894           10,553
    Accounts receivable-related party           5,577            6,066
    Other                                         500               --

      Total current assets                    820,379           41,590


Property and equipment, at cost using
 successful efforts method, net               689,242          698,046

                                           $1,509,621        $ 739,636

         LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
    Accounts payable                       $    5,944        $  14,522
    Accounts payable-related party                 --           15,000

                                                5,944           29,522

Stockholders' Equity:
    Common stock, $.01 par value:
     authorized 75,000,000 shares;
     issued and outstanding 1,535,076
     and 550,076 at March 31, 1997 and
     June 30, 1996, respectively               15,350            5,500
    Additional paid-in capital              2,832,897        1,866,868
    Accumulated deficit                    (1,344,570)      (1,162,254)


                                            1,503,677          710,114


                                           $1,509,621       $  739,636



               See accompanying notes to financial statements

                           MYSTIQUE DEVELOPMENTS, INC.

                             Statement of Operations
                For the Nine Months Ended March 31, 1997 and 1996

                                                   1997          1996

Operating Revenue:
    Oil and gas sales                           $ 54,013      $ 42,685
    Management and consulting
     fees                                          3,150       501,500


                                                  57,163       544,185

Operating costs and expenses:
    Lease operating costs                         53,691        28,340
    Depreciation and depletion                    18,000        11,400
    General and administrative expenses          174,348        15,693

                                                 246,039        55,433

     Operating income (loss)                    (188,876)      488,752

Other Income (expense):
    Interest income                                6,560           220

                                                   6,560           220

Income(loss) before income taxes                (182,316)      488,972

Income taxes                                          --            --

Net income (loss)                              $(182,316)    $ 488,972

Net income (loss) per common share             $    (.18)    $     .89

Weighted average common shares outstanding       987,812       550,000




            See accompanying notes to financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.

                             Statement of Operations
               For the Three Months Ended March 31, 1997 and 1996


                                                   1997          1996

Operating Revenue:
    Oil and gas sales                           $   18,682    $ 25,100
    Management and consulting
     fees                                            1,050     500,450


                                                    19,732     525,550

Operating costs and expenses:
    Lease operating costs                           20,280       9,330
    Depreciation and depletion                       6,000       6,000
    General and administrative expenses            123,701         499

                                                   149,981      15,829

     Operating income (loss)                      (130,249)    509,721

Other Income (expense):
    Interest income                                  6,399          85

                                                     6,399          85

Income(loss) before income taxes                  (123,850)    509,806

Income taxes                                            --          --

Net income (loss)                               $ (123,850)   $509,806

Net income (loss) per common share              $     (.08)   $    .93

Weighted average common shares outstanding       1,535,076     550,000




            See accompanying notes to financial statements.

                         MYSTIQUE DEVELOPMENTS, INC.
                          Statements of Cash Flows
              For the Nine Months Ended March 31, 1997 and 1996


                                                     1997           1996
Cash Flows from operating activities:
 Cash received from customers                      $  63,311    $   42,540
 Cash paid to suppliers & employees                 (252,117)      (52,290)
 Interest income                                       6,560           220

   Net cash provided by (used in)
     operating activities                           (182,246)       (9,530)

Cash flows used in investing activities:
 Purchase of assets                                   (9,196)           --

   Net cash provided by (used in)
     investing activities                             (9,196)           --

Cash flows used in financing activities:
 Proceeds from sale of stock                         975,879            --

   Net cash provided by (used in)
     financing activities                            975,879            --

   Net increase (decrease) in cash and
     cash equivalents                                784,437        (9,530)

Cash and cash equivalents at beginning of year        24,971        27,537

Cash and cash equivalents at end of year           $ 809,408     $  18,007

Reconciliation of net income to net cash
 used in operating activities:
   Net income (loss)                               $(182,316)    $ 488,972
   Adjustments to reconcile net income
    to net cash used in operating  activities:
      Depreciation, depletion and impairments         18,000        11,400
         (Increase) decrease in accounts receivable    6,148      (501,645)
      (Increase) decrease in other current assets       (500)           --
      (Decrease) increase in accounts payable        (23,578)       (8,257)

                                                   $(182,246)    $  (9,530)



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company has a working capital of $814,435. The Company completed a $975,000 private placement this quarter. The Company plans to acquire producing oil and gas properties. The Company has no commitments for any capital improvements, however subject to financing, a major improvement project for the Canadian property is planned for the next fiscal year.

During the nine months ended March 31, 1997, operating activities used $182,246 in cash, an increase of $172,716 over the nine months ended the previous fiscal year. This increase in cash used is due mainly to administrative costs related to increasing the activities of the Company. During the nine months ended March 31, 1997, financing activities provided $975,879 in cash, an increase of $975,879 over the nine months ended the previous fiscal year. This increase is due to sale of stock in the private placement.

During the nine months ended March 31, 1997, investing activities used $9,196 in cash an increase of $9,196 over the nine months ended the previous year. This increase is due to property and equipment acquisitions.


RESULTS OF OPERATIONS

During the three months ended March 31, 1997, oil and gas sales were $18,682, a decrease of $6,418 from the quarter ended the previous year. This decrease is due to less production. During the three months ended March 31, 1997, other income was $1,050, a decrease of $499,400 from the quarter ended the previous year. This decrease is due to a reduction in consulting services provided. During the three months ended March 31, 1997, lease operating costs were $20,280 an increase of $10,950 from the quarter ended in the previous year. This increase is due to some workovers. During the three months ended March 31, 1997, depreciation, depletion and impairments were $6,000, the same as the quarter ended in the previous year. During the quarter ended March 31, 1997, general and administrative expenses were $123,701, an increase of $123,202 from the previous year. This increase is due to increased activity of the Company.


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

            None.

  Item 3. Defaults Upon Senior Securities.

            None.

  Item 4. Submission of Matters to a Vote of Security Holders.

            None.

  Item 5. Other Information.

          On March 15, 1997, the Company entered into an Agreement for Administrative Services (the "Agreement") with Trinity Petroleum Management LLC, a Nevada limited liability company ("Trinity"), with its principal office in Denver, Colorado. Pursuant to the terms of the Agreement, Trinity will perform certain management functions for the Company for a fee of $2,000 per month and reimbursement of third-party expenses. The Agreement is for an initial term of six months, continuing thereafter on a month-to-month basis, terminable upon 30 days written notice by either party. Trinity's sole stockholder, J. Samuel Butler, serves as a member of the Company's Board of Directors. The Agreement was approved by the Board of Directors, with Mr. Butler abstaining from the vote. Also in connection with the Agreement, the Company's Board of Directors (Mr. Butler abstaining) approved the issuance of a warrant to Trinity for the purchase of up to 100,000 shares of the Company's Common Stock, $.01 par value, at a price of $1.00 per share.

  Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibit 10.1  Administrative Services      Filed herewith
                            Agreement dated March 15,    electronically
                            1997, between the Company
                            and Trinity Petroleum
                            Management, LLC.

              Exhibit 10.2  Common Stock Purchase        Filed herewith
                            Warrant dated as of          electronically
                            March 31, 1997, from the
                            Company to Trinity
                            Petroleum Management LLC.

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

                                 MYSTIQUE DEVELOPMENTS, INC.



Dated:                        By  /s/  DENNIS R. STAAL
                                --------------------------------------------
                                 Dennis R. Staal, Chief Accountant

                                  EXHIBIT INDEX

EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  10.1   ADMINISTRATIVE SERVICES AGREEMENT     Filed herewith electronically

  10.2   COMMON STOCK PURCHASE WARRANT         Filed herewith electronically

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically