Form 10KSB
period 1997-06-30
MYSTIQUE DEVELOPMENTS INC
filed 1997-10-01
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997                         File No. 0-09482

                           MYSTIQUE DEVELOPMENTS, INC.
           (Name of Small Business Issuer as Specified in its Charter)

         WYOMING                                       83-0246080
(State of other jurisdiction                        (I.R.S. Employer
     of incorporation)                             Identification No.)

        1820 South Elena Avenue, Suite B, Redondo Beach, California 90277
                     (Address of Principal Executive Office)

Issuer's telephone number including area code:  (310) 546-5741

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK; $.01 PAR VALUE
                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X      NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  $66,000

As of September 22, 1997, 1,595,076 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,055,000 based on the average bid and ask price of the Company's Common Stock, as reported by the NASD on the OTC Bulletin Board System on September 22, 1997.

The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 1997 is incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1. BUSINESS

(a) Business Development. Mystique Developments, Inc. (formerly Score Exploration Corporation) ("Mystique" or the "Company"), with its mailing address at 1820 South Elena Avenue, Suite B, Redondo Beach, California 90277, telephone number (310)546-5741, was incorporated as a Wyoming corporation on November 7, 1979. Mystique was organized for the purpose of engaging in oil and gas activities including exploration for and development and production of oil and gas reserves.

(b)  Business of Issuer

GENERAL

Mystique engages in the business of acquiring and developing proved, undeveloped oil and gas reserves, acquiring and exploiting producing properties, and selling its production of crude oil and natural gas in the United States. Management's primary objective is the acquisition of interests in proved oil and gas properties which it may further exploit through the use of 3-D seismic technology. The Company attempts to acquire developed and proved undeveloped oil and gas properties through the acquisition of direct mineral interests or, to a lesser extent, through the acquisition of financially troubled companies.

EQUIPMENT, PRODUCTS AND RAW MATERIALS

Mystique owns no drilling rigs, and drilling, if any, is done by independent contractors, typically on a footage or day rate basis, for which Mystique may bear the risks of fire, blowout or other catastrophe to its property.

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


COMPETITION

The Company's success will be largely dependent on its ability to replace and expand its oil and gas reserves through the acquisition of producing properties and the development of oil and gas reserves, both of which involve substantial risks. Successful acquisition of producing properties generally requires accurate assessments of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. There can be no assurance that the Company's acquisition and development activities will result in the successful replacement of, or additions to, the Company's reserves.

There is significant competition for the acquisition of properties producing or capable of producing oil and gas. The Company faces competition from a substantial number of companies, most of which have greater financial and other resources than does the Company. As a result of this competition, the Company may be unable to acquire attractive oil and gas properties on terms it considers acceptable. In addition, the Company faces competition for the sale of its oil and gas from a substantial number of companies, many of which have greater financial or other resources than the Company.


REGULATION

The availability of a ready market for oil and natural gas production depends upon numerous factors beyond the Company's control. These factors include regulation of natural gas and oil transportation, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment.

Sales of crude oil, condensate and gas liquids by the Company are currently not subject to federal regulation and are made at market prices. States in which the Company conducts its activities regulate the production and sale of natural gas and oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and other resources. In addition, many states may regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis. Such provisions may limit the rate at which oil and gas could be produced from the Company's properties and may restrict the number of wells that may be drilled on a particular lease or in a particular field. Recent trends indicate increased state and local regulation of oil and gas activities and pipeline operations which will impact the Company's operations; however, these impacts are not expected to be significant.


ENVIRONMENTAL LAWS

The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulations is likely to continue. Existing, as well as future legislation and regulations, could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Since inception, the Company has not made any material expenditures for environmental control facilities and does not expect to make any material expenditures during the current and following fiscal year.

EMPLOYEES

As of June 30, 1997, the Company had one part-time employee. The Company employs consultants as needed.


ITEM 2. PROPERTIES

The Company's principal office is located at 1820 South Elena Avenue, Suite B, Redondo Beach, California 90277.

Producing Wells and Acreage. The following table sets forth Mystique's total gross and net productive oil and gas wells and developed acreage:

                          Productive Wells and Acreage
                                  June 30, 1997


                                                                           Wells
                                                     -------------------------------------------------
                                 Acreage                       Gross                       Net
                          ---------------------      -------------------------     -------------------
                             Gross      Net               Oil         Gas             Oil       Gas
                          --------------------------------------------------------------------------
California                         40         1                0           1           0.00     0.01
Colorado                           20         1                1           0           0.10     0.00
Mississippi                        40         8                1           0           0.20     0.00
Montana                           160         4                1           0           0.03     0.00
New Mexico                         80         4                1           0           0.06     0.00
North Dakota                      680         4                1           0           0.01     0.00
Oklahoma                        1,940       148                4           0           0.44     0.00
Wyoming                        10,080       300                4           0           0.88     0.00
                          ---------------------      -------------------------     -------------------
Total                          13,040       470               13           1           1.72     0.01
                          =====================      =========================     ===================

The Company does not own an interest in any undeveloped acreage.

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

During fiscal 1997 and 1996:

o There have been no reserve estimates filed with any other United States federal authority or agency.

o The Company was not a party to any long-term supply or similar agreements with foreign governments or authorities in which Mystique acted as a producer.

o    The Company drilled no productive or dry exploratory or development wells.

o The Company was not (nor is it currently) obligated to provide a fixed and determinable quantity of oil and gas pursuant to any contracts or agreements.

                          AVERAGE SALES PRICE AND PRODUCTION COST
-------------------------------------------------------------------------------------------
                                                                1997               1996
                                                           -------------      -------------
Average sales price per equivalent barrel of oil           $    19.77         $     16.73
Average production (lifting) cost per equivalent           $    20.12         $     13.20
barrel of oil (1)

(1) Natural gas equivalents are determined using a ratio of six MCF of natural gas to one BBL of crude oil.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year covered by this Annual Report, no matter was submitted to a vote of Mystique's security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of Mystique has been traded on the OTC Bulletin Board System. The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of Mystique is minimal.


        For the quarter ended                Low             High
------------------------------------------------------------------------
September 30, 1995                         No Bid           No Bid
December 31, 1995                          No Bid           No Bid
March 31, 1996                             No Bid           No Bid
June 30, 1996                              No Bid           No Bid
September 30, 1996                         No Bid           No Bid
December 31, 1996                     $     0.75       $     2.00
March 31, 1997                        $     2.00       $     4.25
June 30, 1997                         $     3.00       $     3.37

The number of record holders of Common Stock of Mystique as of September 22, 1997, was approximately 2,808. The closing price as of that date, as quoted by the NASD OTC Bulletin Board under the symbol "MYSD", was $1.50.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by Mystique, nor does Mystique anticipate declaring and paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of its fiscal year the Company completed a private placement of its common stock, realizing proceeds of approximately $974,000. This, coupled with the absence of debt, positioned the Company to pursue its strategy of identifying and acquiring Rocky Mountain producing properties. However, relatively high natural gas prices in the Rocky Mountains together with perceptions of a strong future pricing environment, created a situation that precluded the Company from consummating a producing property purchase on terms which would allow for an adequate return on the Company's capital.

Should industry conditions change and the price of existing producing properties fall to what the Company perceives as more reasonable, it is possible that the Company will purchase a producing property. However, given that no acquisitions have been made to date, the Company is presently reevaluating its strategy.

No capital commitments exist at present and the Company's capital position is adequate to fund its deficit cash flow from operations.

OPERATIONS    Increases in general and administrative expense during fiscal 1997 combined with reduced cash flows from oil and gas producing activities resulted in a significant operating cash flow deficit. As discussed below, the Company is currently evaluating the economic viability of its existing production.

INVESTING    In conjunction with the private placement, a new management group assumed responsibilities during fiscal 1997. Equipment additions during the year were primarily computer related items used throughout the year by the new management. While certain uneconomic properties were disposed of during the fiscal year, no proceeds were realized on the dispositions. In fiscal 1996 similar dispositions resulted in minor cash proceeds.

FINANCING    Mystique completed a private placement during fiscal 1997.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS    The following discussion is based on the Company's oil
production as gas production is relatively immaterial.

The oil price increased by 18 percent from fiscal 1996 to fiscal 1997 but oil production declined by 40 percent. These changes in the components of oil revenue were the primary reason for the 23 percent decrease in oil and gas revenues from one year to the next. Although operating costs were down 11 percent in fiscal 1997 (primarily from the fact that there were fewer producing properties) the Company still lost money on its oil and gas operations. As a result, the Company is currently reviewing the economics of each of its producing properties with the view to disposing of some or all of the properties during fiscal 1998. All of the Company's properties are relatively old and, at current prices, normal production declines have made many of them uneconomic and the remainder marginally economic at best.

During the fourth quarter of fiscal 1997 the Company determined that the shut-in Canadian gas property it owned could not be economically put on production in the foreseeable future. The Company, therefore, recognized a $453,000 impairment expense on such property, which it sold during the first quarter of fiscal 1998. The remaining $136,000 impairment expense represents the writedown of various other properties described in the preceding paragraph pursuant to the Company's polices described in Financial Statement Note 1.

GENERAL AND ADMINISTRATIVE EXPENSE    Prior to fiscal 1997 the Company's common
stock had not traded for a number of years. In addition to raising the private equity capital, the Company's new management undertook to increase awareness of the Company in the investment community, resulting in limited trading in the Company's shares during the nine months ended June 30, 1997. The costs of running a more active public company, together with the hiring of a President who is paid on a full time basis, accounts for some of the increase in general and administrative expense ("G&A") from 1996 to 1997.

EQUITY ISSUED AS COMPENSATION    Included in 1997's Statement of Operations is a
charge for $287,000 made pursuant to Statement of Financial Accounting Standard 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (see Financial Statement Note 8). This charge, which represents the estimated cost of options issued to nonemployees and a warrant issued to Mystique's management company, is a noncash expense. An additional $58,000 of compensation expense (also noncash) was recognized for stock issued as compensation.

OTHER Interest income derives from the investment of the proceeds of the fiscal 1997 private equity offering. Financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995.

EFFECT OF CHANGES IN PRICES

The Company's results of operations and cash flow are affected by changing oil and gas prices which are largely out of its control. Inflation has virtually no effect on the Company and it is not possible to predict what, if any, future effect inflation might have on the Company.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which requires a dual presentation of basic and diluted earnings per share. The Company plans to adopt SFAS No. 128 during the second quarter of 1998. The FASB issued SFAS No. 129, INFORMATION ABOUT CAPITAL STRUCTURE, in February 1997. This statement, which is required to be adopted in fiscal year 1998, establishes standards for disclosing information about an entity's capital structure. The FASB also issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, in June 1997. This statement, which is also required to be adopted in fiscal year 1998, establishes standards for reporting of comprehensive income and its components (such as revenues, expenses, gains and losses). The FASB also issued SFAS No. 131, SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in June 1997. This statement, which is required to be adopted in fiscal year 1998, establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company believes that these statements will have no material effect on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at Pages 8 through 20 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Mystique has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                         INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Mystique Developments, Inc.
Littleton, Colorado


     We have audited the accompanying balance sheet of Mystique Developments, Inc. as of June 30, 1997, and the related statements of operations, stockholder's equity, and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Mystique Developments, Inc. as of June 30, 1997 and the results of its operations and cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.




Coopers & Lybrand, L.L.P.
Denver, Colorado
September 29, 1997

                           MYSTIQUE DEVELOPMENTS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1997


                                           Assets
CURRENT ASSETS:
     Cash and cash equivalents                                                              $        748,459
     Receivables:
         Trade                                                                                         3,918
         Related party                                                                                11,095
                                                                                            ----------------
                                                                                                      15,013

     Assets held for sale (Note 7)                                                                    37,000
     Prepaids                                                                                            850
                                                                                            ----------------
              Total current assets                                                                   801,322

PROPERTY AND EQUIPMENT:
     Proved oil and gas properties, net of accumulated impairments of $157,509                       127,513
     Other property and equipment                                                                     11,346
                                                                                            ----------------
                                                                                                     138,859
     Less accumulated depreciation, depletion and amortization:
         Proved properties                                                                           (72,301)
         Other property and equipment                                                                 (2,421)
                                                                                            ----------------
                                                                                                     (74,722)
                                                                                            ----------------
              Net property and equipment                                                              64,137
                                                                                            ----------------
     Total assets                                                                           $        865,459
                                                                                            ================

                            Liabilities and Shareholders' Equity
CURRENT LIABILITIES:`
     Payables:
         Trade                                                                                        11,815
         Accrued payroll taxes                                                                        11,309
         Accrued liabilities                                                                          25,250
                                                                                            ----------------
                                                                                                      48,374

EQUITY:
     Common stock, $.01 par value:  authorized - 75,000,000 shares; issued and
         outstanding - 1,595,076 shares                                                               15,951
     Additional paid-in capital                                                                    3,175,545
     Accumulated deficit                                                                          (2,374,411)
                                                                                            ----------------
                                                                                                     817,085
                                                                                            ----------------
                                                                                            $        865,459
                                                                                            ================

The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1997 AND 1996


                                                                                 1997                      1996
                                                                           ----------------           ---------------
REVENUES:
     Oil and gas sales                                                     $         62,644           $        81,865
     Management and consulting fees                                                      --                   500,377
     Other                                                                            3,150                     4,200
                                                                           ----------------           ---------------
     Total revenues                                                                  65,794                   586,442

EXPENSES:
     Operation of producing properties                                               63,743                    71,803
     Production taxes                                                                 3,679                     4,868
     Depreciation, depletion and amortization                                        20,108                    16,442
     Impairments of proved properties                                               588,998                    16,244
     Equity issued as compensation                                                  345,000                        --
     General and administrative                                                     271,962                    47,094
                                                                           ----------------           ---------------
     Total expenses                                                               1,293,490                   156,451
                                                                           ----------------           ---------------
     Operating (loss) income                                                     (1,227,696)                  429,991

OTHER INCOME (EXPENSE)
     Interest income                                                                 15,539                       494
     (Loss) on sale of assets                                                            --                   (15,548)
                                                                           ----------------           ---------------
                                                                                     15,539                   (15,054)
                                                                           ----------------           ---------------
     (Loss) income before income taxes                                           (1,212,157)                  414,937
                                                                           ----------------           ---------------

     Provision for income taxes                                                          --                        --
                                                                           ----------------           ---------------
     Net (loss) income                                                     $     (1,212,157)          $       414,937
                                                                           ================           ===============

     Net (loss) income per share                                           $         (1.04)           $          0.75
                                                                           ================           ===============

Weighted average common shares outstanding                                        1,163,638                   550,076
                                                                           ================           ===============

The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1996



                                                ---COMMON STOCK---
                                                                   ADDITIONAL
                                                                    PAID-IN       (ACCUMULATED
                                        SHARES       PAR VALUE      CAPITAL         DEFICIT)           TOTAL
                                     ------------   -----------   ------------   ---------------   -------------
BALANCE, JUNE 30, 1995                    550,076   $     5,501   $  1,866,867   $    (1,577,191)  $     295,177
Net income for the year ended
     June 30, 1996                             --            --             --           414,937         414,937
                                     ------------   -----------   ------------   ---------------   -------------
BALANCE, JUNE 30, 1996                    550,076         5,501      1,866,867        (1,162,254)        710,114

Stock issued as compensation               60,000           600        344,400                --         345,000
Sale of common stock                      985,000         9,850        964,278                --         974,128
Net (loss) for the year ended June 30
     1997                            ,         --            --                       (1,212,157)     (1,212,157)
                                     ------------   -----------   ------------   ---------------   -------------
BALANCE, JUNE 30, 1997                  1,595,076   $    15,951   $  3,175,545   $    (2,374,411)  $     817,085
                                     ============   ===========   ============   ===============   =============

The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.
                              CASH FLOW STATEMENTS
                       YEARS ENDED JUNE 30, 1997 AND 1996


                                                                                1997                        1996
                                                                         ------------------           -----------------
Cash flows from operating activities:
Net (loss) income                                                        $       (1,212,157)          $         414,937
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depletion, depreciation and amortization                                        20,108                      16,442
     Gain on asset sale                                                                  --                      15,548
     Impairment expense                                                             588,998                      16,244
     Equity issued as compensation                                                  345,000                          --
     Other                                                                           (1,653)

     Changes in current assets and liabilities:
         Receivables                                                                  1,606                      (7,459)
         Payables                                                                    18,852                      20,534
         Receivable extinguished for noncash asset                                       --                    (490,000)
         Other                                                                         (850)                        523
                                                                         ------------------           -----------------
Net cash (used in) operating activities                                            (240,096)                    (13,231)

Cash flows from investing activities:
     Equipment purchases                                                            (10,544)                         --
     Proceeds from asset sales                                                           --                      10,665
                                                                         ------------------           -----------------
Net cash (used in) provided by investing activities                                 (10,544)                     10,665

Cash flows from financing activities:
     Sale of common stock                                                           974,128                          --
                                                                         ------------------           -----------------

Net increase (decrease) in cash and equivalents                                     723,488                      (2,566)
Cash and equivalents at beginning of period                                          24,971                      27,537
                                                                         ------------------           -----------------

Cash and equivalents at end of period                                    $          748,459           $          24,971
                                                                         ==================           =================

The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.

                            Statements of Cash Flows
                       Years Ended June 30, 1997 and 1996

Supplemental schedule of non-cash investing and financing activities:

FISCAL 1997
The Company issued 50,000 shares to a financial consulting company for services rendered. An additional 10,000 shares were issued to a former officer in satisfaction of an outstanding liability. In both instances, the shares issued were valued at $1 per share, the market price at the date of issuance.

FISCAL 1996
The Company exchanged $490,000 in accounts receivable for producing properties valued at $490,000.

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL:

     The Company operates principally in the exploration, development and production of oil and gas properties and consulting in the oil and gas industry.

     RECLASSIFICATIONS:

     Certain amounts in the 1996 financial statements have been reclassified to correspond to the 1997 presentation.

     CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because the instruments have maturity dates of three months or less.

     CONCENTRATION OF CREDIT RISK:

     Substantially all of the Company's receivables are within the oil and gas industry, primarily from purchasers of oil and gas and joint venture participants, and collectibility is dependent upon the general economic conditions of the industry. The receivables are not collateralized and the Company has had no bad debts during the past two years.

     The Company generally invests its excess cash in money market funds having minimal credit risk.

     OIL AND GAS PRODUCING ACTIVITIES:

     The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

     Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered to be not realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage.

     The Company tests for impairment of its producing properties by comparing expected undiscounted future net revenues on a property-by-property basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is estimated using discounted future net revenues from the producing property. Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as recoveries of costs. With regard to properties held for sale, the Company uses the estimated net sales proceeds as its estimate of fair value.

     INCOME TAXES:

     Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

     NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average of common shares outstanding during each of the periods presented. The Company had no common equivalent shares outstanding during fiscal 1996, the last year it reported earnings. During fiscal 1997 common equivalent shares have been excluded from the (loss) per share calculation since their effect is anti-dilutive.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which requires a dual presentation of basic and diluted earnings per share. The Company plans to adopt SFAS No. 128 during the second quarter of 1998. The FASB issued SFAS No. 129, INFORMATION ABOUT CAPITAL STRUCTURE, in February 1997. This statement, which is required to be adopted in fiscal year 1998, establishes standards for disclosing information about an entity's capital structure. The FASB also issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, in June 1997. This statement, which is also required to be adopted in fiscal year 1998, establishes standards for reporting of comprehensive income and its components (such as revenues, expenses, gains and losses). The FASB also issued SFAS No. 131, SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in June 1997. This statement, which is required to be adopted in fiscal year 1998, establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company believes that these statements will have no material effect on the Company's financial statements.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   INCOME TAXES

     No provision for taxes was made during fiscal 1996 due to the utilization of net operating losses generated in prior years. No benefit from fiscal 1997's loss was recognized due to the substantial uncertainty as to its eventual utilization.

     Effective tax rates differ from the Federal income tax rate as shown in the following table.


                                        PERCENT OF PRETAX (LOSS) INCOME
                                -----------------------------------------------
                                         1997                   1996
                                -----------------------------------------------
Federal statutory rate                           (34)%                      34%
State income taxes                                (3)%                       3%
Change in valuation allowance                      27%                    (37)%
Expiration of prior year loss
  carryforwards                                    10%                       0%
                                -----------------------------------------------
Effective rate                                      0%                       0%
                                ===============================================

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at June 30, 1997 are as follows:


     Deferred tax assets:
         Oil and gas properties                                   $      226,000
         Net operating loss and tax credit carryforwards                 492,000
                                                                  --------------
                                                                         718,000

     Valuation allowance                                               (704,000)
                                                                  --------------
         Deferred tax assets                                              14,000
     Deferred tax liabilities:
         Depletion, depreciation and amortization of property and
         equipment                                                      (14,000)
                                                                  --------------
             Net deferred tax assets                              $            0
                                                                  ==============

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carry forwards can be used to offset future reversals of existing deferred tax liabilities. The Company increased its valuation allowance by $348,000 during fiscal 1997.

     At June 30, 1997, the Company had tax basis net operating loss carry forwards available to offset future taxable income of $1.3 million, which expires from 1998 to 2011. Of that amount, approximately $123,000 can never be used by the Company and the usage of $460,000 is limited to certain maximum yearly amounts over a 15-year period, as a result of the change in control.

3.   MAJOR CUSTOMERS

     The following are considered major customers which account for ten percent or more of total operating revenues in 1997 and 1996 (excluding related party management and consulting fees).

                                           1997                1996
                                      ---------------    -----------------
Conoco Oil Company                          60%                 13%
Penroc Oil Corporation                      24%                 25%
Texaco Oil Company                          12%                 26%

4.   RELATED PARTIES

     During the fiscal year ended June 30, 1996, the Company received property valued at $490,000 in exchange for a receivable from a company of which a former President of the Company was then an officer.

     On March 15, 1997, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity will perform certain management functions for the Company for a fee of $2,000 per month and reimbursement of third party expenses. The Trinity Agreement is for an initial term of six months, continuing thereafter on a month-to-month basis, terminable upon 30 days written notice by either party. The sole owner of Trinity, J. Samuel Butler, serves as a member on the Board of Directors of the Company. The Agreement was approved by the Board of Directors, with Mr. Butler abstaining from the vote. Also in connection with the Agreement, the Company's Board of Directors, with Mr. Butler abstaining, approved the issuance of a warrant to Trinity for the purchase of up to 100,000 shares of the Company's Common Stock at a price of $1.00 per share.

     At June 30, 1997, the Company had a receivable of $11,095 from its President.

5.   OPTIONS, WARRANTS AND RESERVED SHARES

     On October 18, 1996 the Board of Directors of the Company adopted the Incentive Stock Option Plan ("the ISO Plan"). On April 5, 1997 the Board adopted the Equity Incentive Plan ("the Equity Plan"). Both plans were adopted subject to stockholder approval at the Company's next annual meeting.

     The ISO Plan was established for the purpose of providing an option to purchase the Company's common stock to one key employee of the Company, while the Equity Plan allows option grants to various employees, non-employees, directors, consultants and advisors.

     Options under both the plans may have a term of up to ten years; the actual term and any vesting requirements are set at the discretion of the Board of Directors or a Committee thereof. The maximum number of shares authorized for issuance under the ISO Plan is 500,000 shares; under the Equity Plan the maximum is 2.5 million.

     There were no options or warrants outstanding at June 30, 1996 and there were no exercises or forfeitures of options or warrants during fiscal 1997. During fiscal 1997, all 500,000 shares available under the ISO Plan were granted to the Company President and options for the purchase of 775,000 common shares at $1 per share were issued pursuant to other director and consulting agreements described in this note. The options were granted at a price equal to the estimated fair market value of the underlying common stock at the date of grant.

     In March 1997, the Company issued a warrant (expiring in March 2002) to purchase 100,000 shares of its common stock at $1 per share to Trinity (see
     Note 4). The closing bid price for the stock on the date the stock traded immediately preceding the warrant grant was $3.38.

     There were no vesting requirements for any of the options granted or the warrant issued during fiscal 1997. The weighted average remaining life of options outstanding at June 30, 1997 was 8.6 years. A total of 1.375 million shares have been reserved for the options and warrant.

     The weighted average fair value of the options and warrant granted during the year was $.69.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No.123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rates ranging from 5.9 percent to 6.5 percent; dividend yield of 0 percent; volatility factor of the expected market price of the Company's common stock of 60.4 percent; and weighted-average expected life of the options of four years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost been determined based on the fair value at grant dates for stock options awards consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                    Pro Forma for the Year Ended June 30, 1997
-----------------------------------------------------------------------
Net loss            As reported                     $       (1,212,157)
                    Pro forma                       $       (1,870,581)

Loss per share      As reported                     $            (1.04)
                    Pro forma                       $            (1.61)

     The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts.

6.   SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     Capitalized costs relating to oil and gas producing activities at June 30, 1997 and 1996 are as follows:

                                                    1997             1996
                                                -------------    ------------
Proved oil and gas properties                   $     285,022    $    804,373
Less accumulated depreciation, depletion and
  accumulated impairment                            (229,810)       (106,453)
                                                -------------    ------------
Net capitalized cost                            $      55,212    $    697,920
                                                =============    ============


Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 1997 and 1996 are as follows:


                                                    1997             1996
                                                -------------    ------------
Acquisition of proved properties                $           0    $    490,000

     Results of operations for oil and gas producing activities for the years ended June 30, 1997 and 1996 are as follows:

                                                    1997             1996
                                                -------------    ------------
Revenues                                        $      62,644    $     81,865

Production costs                                       67,422          76,671
Depreciation, depletion and impairments               607,361          32,686
                                                -------------    ------------
                                                      674,783         109,357
                                                -------------    ------------
Results of operations from producing activities
  (excluding corporate overhead and interest
  costs)                                        $    (612,139)   $    (27,492)
                                                =============    ============


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

     The estimates of proved reserves for 1997 were determined by the Company's management company while the estimates for 1996 were determined by an outside engineer. Both estimates take into account the effect of past performance and existing economic conditions. Reserve estimates vary from year to year because they are based upon judgmental factors involved in interpreting and analyzing production performance, geological and engineering data and changes in prices, operating costs, and other economic, regulatory and operating conditions. Changes in such factors can have a significant impact on the estimated future recoverable reserves and estimated future net revenue by changing the economic life of the properties.

     The Company considers these reserve estimates to be reasonable in light of past operating results and other data available. However, there can be no assurance that actual production in the future will not vary substantially from such estimates.

     The following table shows the Company's total proved reserves, all of which are developed, at June 30, 1997 and 1996.


                                      1997                        1996
                           -------------------------    ------------------------
                               Oil            Gas           Oil           Gas
                           -----------    ----------    ----------    ----------
                             31,308          6,881         54,600      1,366,100

     Changes in net proved reserves of oil and gas for the years ending June 30, 1997 and 1996 are as follows:


                                           1997                         1996
                               ----------------------------- ---------------------------
                                   Oil            Gas            Oil            Gas
                               ----------- ----------------- ------------  -------------
Beginning                           54,600         1,366,100       64,100         21,800
Revision of previous estimate      (18,720)       (1,356,181)       9,500            200
Sale of reserves                    (2,011)                0      (14,700)             0
Purchase of reserves in place            0                 0            0      1,347,500
Discoveries                              0                 0            0              0
Production                          (2,561)           (3,038)      (4,300)        (3,400)
                               ----------- ----------------- ------------  -------------
Ending                              31,308             6,881       54,600      1,366,100
                               =========== ================= ============  =============

As discussed in Note 7, the primary factor causing the downward revision in the Company's gas reserves was a re-engineering of the Company's Canadian property.

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

Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves at June 30, 1997 and 1996 are as follows:

                                                                1997            1996
                                                            ------------- -----------------
Future cash inflows                                         $     561,000 $       2,533,000
Future production costs                                         (448,000)       (1,367,000)
                                                            ------------- -----------------
Future net cash flows                                             113,000         1,166,000

Less 10% annual discount for estimated timing of cash flows      (47,000)         (371,000)
                                                            ------------- -----------------
Standardized measure of discounted future net cash flows    $      66,000 $         795,000
                                                            ============= =================

No future income tax provision is made due to the company's tax loss carryforward.

The following are principal sources of change in the standardized measure of discounted future net cash flows during the years ending June 30, 1997 and 1996:

                                                            1997          1996
                                                        ------------- -------------
Beginning of year                                       $     795,000 $     275,000
Sales of oil and gas produced, net of production cost           5,000        (5,000)
Net changes in prices                                        (106,000)      (19,000)
Extensions and discoveries less related costs                       0             0
Revisions of previous quantity estimates                     (697,000)       37,000
Accretion of discount                                          79,000        28,000
Sale of reserves                                              (10,000)      (36,000)
Purchase of reserves in place                                       0       497,000
Other, primarily changes in production costs                        0        18,000
                                                        ------------- -------------
End of year                                             $      66,000 $     795,000
                                                        ============= =============

7.   SUBSEQUENT EVENT

     During September 1997, the Company sold a Canadian property having a book value of $37,000 (cost of $490,000 less an impairment allowance of $453,000) for $37,000. The decision to dispose of the property was based primarily on the fact that relatively low Canadian gas prices made it unlikely that the property would be brought on production in the near future. Additionally, the property was far removed from where the Company plans to focus its operations, Colorado and Wyoming.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information from the definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information from the definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information from the definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information from the definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     A list of the Exhibits required by Item 601 of Regulation S-B to be filed as part of this report is set forth in the Index to Exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 1997.


(c)  The following Financial Statements are filed as part of this Report:

                                                                     PAGE
     Independent Accountant's Report...................................8

     Balance Sheet as of June 30, 1997.................................9

     Statements of Operations for the years ended June 30, 1997 and
     1996.............................................................10

     Statements of Changes in Stockholders Equity for the years ended
     June 30, 1997 and 1996...........................................11

     Statements of Cash Flows for the years ended June 30, 1997 and 1996.........................................................12

     Notes to Financial Statements....................................14

All Financial Statement Schedules are omitted because they are not required, are inapplicable or the information is included in the financial statements or notes thereto.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MYSTIQUE DEVELOPMENTS, INC.



Dated:  September 29, 1997              By   /s/ Kim Fuerst
      ----------------------------          ------------------------------------
                                            Kim Fuerst, President and Principal
                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Dated:  September 26, 1997              By   /s/ Kim Fuerst
      ----------------------------          ------------------------------------
                                            Kim Fuerst, President and Principal
                                            Executive Officer


Dated:  September 26, 1997              By   /s/ Faisal Chaudhary
      ----------------------------          ------------------------------------
                                            Faisal Chaudhary, Director


Dated:  September 26, 1997              By   /s/ J. Samuel Butler
      ----------------------------          ------------------------------------
                                            J. Samuel Butler, Director


Dated:  September 26, 1997              By   /s/ David L. Milanesi
      ----------------------------          ------------------------------------
                                            David L. Milanesi, Principal
                                            Financial and Accounting Officer

                                INDEX TO EXHIBITS


3.1  Articles of Incorporation (a)

3.2  Bylaws(a)

10.1 Employment Agreement between the Company and Kim M. Fuerst, dated October 1, 1996.

10.2 Incentive Stock Option Plan, dated October 18, 1996.

10.3 Incentive Stock Option Agreement between the Company and Kim M. Fuerst, dated October 18, 1996.

10.4 The Company's Equity Incentive Plan.

10.5 Administrative Services Agreement between the Company and Trinity Petroleum Management LLC, dated March 15, 1997. (b)

10.6 Warrant, dated March 31, 1997, from the Company to Trinity Petroleum Management LLC (b)

10.7 Consulting Agreement between the Company and Sayed Consulting, Inc., effective October 1, 1996.

10.8 Option Agreement between the Company and Sayed Consulting, Inc., dated November 15, 1996

27   Financial Data Schedule



(a) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 31, 1983.

(b) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1997.