Form 10QSB
period 1997-09-30
COLORADO WYOMING RESERVE CO
filed 1997-11-14
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                           Commission File No. 0-09482


                        COLORADO WYOMING RESERVE COMPANY
          -------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)


            WYOMING                                   83-0246080
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        1820 South Elena Avenue, Suite B, Redondo Beach, California 90277
          -------------------------------------------------------------

           (Address of Principal Executive Office including Zip Code)




                                 (310) 546-5741
                            -------------------------

                           (Issuer's telephone number)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES      /X/     NO / /

There were 1,595,076 shares of the Registrant's $.01 par value common stock outstanding as of September 30, 1997.


Transitional Small Business Disclosure: Yes /   /    No / X /

                        COLORADO WYOMING RESERVE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                                       SEPTEMBER 30,    JUNE 30,
                                                                           1997           1997
                                                                       -----------    -----------

CURRENT ASSETS:
    Cash and cash equivalents                                          $   652,129    $   748,459
    Receivables:
       Trade                                                                 8,764          3,918
       Related party                                                         5,577         11,095
                                                                       -----------    -----------
                                                                            14,341         15,013

    Assets held for sale (Note 7)                                           53,863         37,000
    Prepaids                                                                 2,850            850
                                                                       -----------    -----------
          Total current assets                                             723,183        801,322

PROPERTY AND EQUIPMENT:
    Proved oil and gas properties, net of accumulated impairments of
       $157,509 at June 30, 1996                                              --          127,513
    Other property and equipment                                            11,346         11,346
                                                                       -----------    -----------
                                                                            11,346        138,859

    Less accumulated depreciation, depletion and amortization:
       Proved properties                                                      --          (72,301)
       Other property and equipment                                         (3,299)        (2,421)
                                                                       -----------    -----------
                                                                            (3,299)       (74,722)
                                                                       -----------    -----------
          Net property and equipment                                         8,047         64,137
                                                                       -----------    -----------
                                                                       $   731,230    $   865,459
                                                                       ===========    ===========

CURRENT LIABILITIES:
    Payables:
       Trade                                                           $    28,794    $    11,815
       Accrued payroll taxes                                                  --           11,309
       Accrued liabilities                                                  33,000         25,250
                                                                       -----------    -----------
                                                                            61,794         48,374

EQUITY:
Common stock, $.01 par value:  authorized - 75,000,000 shares;
   issued and outstanding - 1,595,076 shares                                15,951         15,951
Additional paid-in capital                                               3,175,546      3,175,545
Accumulated deficit                                                     (2,522,061)    (2,374,411)
                                                                       -----------    -----------
                                                                           669,436        817,085
                                                                       -----------    -----------
                                                                       $   731,230    $   865,459
                                                                       ===========    ===========


                 See accompanying notes to financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                          YEAR-TO-DATE
                                                          SEPTEMBER 30,
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------

Revenues
    Oil and gas sales                            $    14,717    $    12,072
    Other                                               --            1,050
                                                 -----------    -----------
Total revenues                                        14,717         13,122

Expenses
    Operation of producing properties                  8,700         16,133
    Production taxes                                     858           --
    Depreciation, depletion and amortization           2,227          6,000
    General and administrative                       166,430         14,209
                                                 -----------    -----------
Total expenses                                       178,215         36,342
                                                 -----------    -----------

Operating (loss)                                    (163,498)       (23,220)

OTHER INCOME
    Interest income                                    8,166             71
    Gain on sale of assets                             7,682           --
                                                 -----------    -----------
(Loss) before income taxes                          (147,650)       (23,149)
                                                 ===========    ===========

Provision for income taxes                              --             --
                                                 -----------    -----------
    Net (loss)                                   $  (147,650)   $   (23,149)
                                                 ===========    ===========

    Net (loss) per share                         $     (0.09)   $     (0.04)
                                                 ===========    ===========

    Weighted average common shares outstanding     1,595,076        560,076
                                                 ===========    ===========



                 See accompanying notes to financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF CASH FLOW


                                                                   YEAR-TO-DATE
                                                                   SEPTEMBER 30,
                                                              ----------------------
                                                                1997          1996
                                                              ---------    ---------

Cash flows from operating activities:
Net (loss)                                                    $(147,650)   $ (23,149)
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depletion, depreciation and amortization                      2,227        6,000
    (Gain) on asset sale                                         (7,682)        --

    Change in current assets and liabilities:
       Receivables                                                  672        6,178
       Payables                                                  13,420      (10,709)
    Other                                                        (1,999)        --
                                                              ---------    ---------
Net cash (used in) operating activities                        (141,012)     (21,680)

Cash flows from investing activities:
    Proceeds from asset sales                                    44,682        1,750
                                                              ---------    ---------
Net cash provided by investing activities                        44,682        1,750

Cash flows from financing activities                               --           --

Net (decrease) in cash and equivalents                          (96,330)     (19,930)

Cash and equivalents at beginning of period                     748,459       24,971
                                                              ---------    ---------

Cash and equivalents at end of period                         $ 652,129    $   5,041
                                                              =========    =========


                 See accompanying notes to financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                                 ("the Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

               PERIODS ENDED SEPTEMBER 30, 1997 AND JUNE 30, 1997


(1)    FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 1997 Form 10-KSB.

(2)    COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

On March 15, 1997, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity will perform certain management functions for the Company for a fee of $2,000 per month and reimbursement of third party expenses. In addition to the $2,000 per month, the Company pays Trinity fees for certain professional services provided by Trinity on a per-hour basis. The Trinity Agreement is for an initial term of six months, continuing thereafter on a month-to-month basis, terminable upon 30 days written notice by either party.

During October, 1997, the Company entered into an agreement with Trinity Exploration Company, Inc. ("Exploration"), the terms of which provide for Exploration to pursue oil and gas property leads and to generate drilling prospects for the Company. Should the Company acquire an Exploration prospect, Exploration will be assigned a ten percent leasehold working interest in the prospect. The cost of drilling and completing Exploration's ten percent interest will be borne by the Company and Exploration's interest will increase to twenty percent when the Company recoups all of the net costs incurred on the prospect and the well(s) drilled thereon.

(3)    NET LOSS PER SHARE

Warrants and options have been excluded from the net loss per share calculation since their effect is antidilutive.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

During the preceding fiscal year, the Company pursued a strategy of identifying and acquiring producing properties in the Rocky Mountain region. However, relatively high Rocky Mountain natural gas prices, together with perceptions of a strong future pricing environment, created a situation that precluded the Company from consummating a producing property purchase on terms which would allow for an adequate return on the Company's capital.

Given the preceding, the Company recently revised its strategy and, as described in Note 2 of the financial statements, has entered into an agreement with a geologic/geophysical consulting company. It is anticipated that the consulting company will identify and develop drilling prospects in the Rocky Mountains and the northern plains states for acquisition by the Company.

Although the Company's existing capital is sufficient to cover certain prospect acquisition costs, fully exploiting any such prospects will require capital significantly in excess of what the Company currently has. While management has identified potential capital sources and is confident that a solid prospect will allow it to raise additional capital, no firm commitment from a capital source presently exists.

No capital commitments exist at present and the Company's capital position is adequate to fund its deficit cash flow from operations.

OPERATIONS Increases in general and administrative expense during the quarter ended September 30, 1997, versus the same quarter in 1996, combined with virtually identical revenues in both quarters, resulted in the significant change from 1996 to 1997.

INVESTING The 1997 proceeds are from the sale of the Company's undeveloped Canadian property. Given the relatively minor net oil and gas sales generated by the Company's existing production and the change in strategy described above, the Company is seeking to dispose of its remaining properties. However, proceeds from the disposition are not expected to be significant.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS Although the Company's properties were marginally profitable during the quarter ended September 30, 1997 (versus a deficit in the 1996 quarter), the properties are not projected to achieve profitability on a regular basis. Hence, the decision was reached by management to dispose of them.

GENERAL AND ADMINISTRATIVE EXPENSE Prior to the quarter ended December 31, 1996 (the second quarter of fiscal 1997), the Company's common stock had not traded for a number of years. During fiscal 1997's second quarter, the Company raised private equity capital and the Company's new management undertook to increase awareness of the Company in the investment community. As a result, there has been certain limited trading of the Company's shares. Additionally, the Company hired a full time president and began actively pursuing its business strategy.

The effect of running a more active company is reflected in general and administrative expense for the quarter ended September 30, 1997, versus the quarter ended September 30, 1996. Specifically, salary expense, professional fees and management fees all were significantly higher during 1997. Additionally, the Company printed and distributed an annual report to shareholders in conjunction with its annual meeting held October 17, 1997; no comparable costs were incurred during 1996.

OTHER Interest income derives from the investment of the proceeds of the private equity offering.

                                    PART TWO

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a. The Company's Annual Meeting of Shareholders was held at 1801 Broadway, Suite 600, Denver, Colorado at 10:30 a.m., on Friday, October 17, 1997.

     b. Matters voted upon at the meeting and the results of the vote are as follows:


                                                                  FOR               AGAINST            ABSTAIN

(1) To elect the following three directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified:

                   Kim M. Fuerst                                 851,037                887              1,224
                   Faisal Chaudhary                              851,037                876              1,235
                   J. Samuel Butler                              851,037                876              1,235

(2)     To approve an Equity Incentive Plan;                     813,716             37,793              1,639

(3)     To approve an Incentive Stock Option
        Plan;                                                    813,711             37,868              1,669

(4)     To ratify previously granted stock options;              813,666             37,828              1,654

(5)     To approve the appointment of Coopers &
        Lybrand L.L.P. as the Company's
        independent auditors;                                    851,472                550              1,126

(6)     To amend and restate the Company's                       834,859             16,847              1,442
        Articles of Incorporation to change the name
        of the Company to Colorado Wyoming Reserve
        Company and to delete the provisions permitting
        cumulative voting in the election of directors.


ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   EXHIBITS

          Exhibit 27    Financial Data Schedule    Filed herewith electronically

     b.   REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Issuer caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLORADO WYOMING RESERVE COMPANY



Dated:  November 13, 1997                   By  /S/  KIM M. FUERST
                                              ---------------------------------
                                                Kim M. Fuerst, Chief Financial
                                                Officer