Form 10QSB/A
period 1996-12-31
COLORADO WYOMING RESERVE CO
filed 1998-02-12
CIK 318852

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


There were 1,595,076 shares of the Registrant's $.01 par value common stock outstanding as of December 31, 1996.



Transitional Small Business Disclosure: Yes (   )    No ( X )

                           MYSTIQUE DEVELOPMENTS, INC.

                                 Balance Sheets
                                   (Unaudited)



                                                            December 31,      June 30,
                                  Assets                       1996            1996
                                                            -----------    -----------
Current assets:
    Cash and cash equivalents                               $   916,204    $    24,971
    Receivables:
        Trade                                                     5,566         10,553
        Related party                                              --            6,066
                                                            -----------    -----------
                                                                  5,566         16,619
                                                            -----------    -----------
            Total current assets                                921,770         41,590

Property and equipment, net                                     713,406        698,046
                                                            -----------    -----------
    Total assets                                            $ 1,635,176    $   739,636
                                                            ===========    ===========


            Liabilities and Shareholders' Equity
Current liabilities:
    Payables:
        Trade                                               $     7,649    $    14,522
        Related party                                              --           15,000
                                                            -----------    -----------
                                                                  7,649         29,522

Equity:
    Common stock, $.01 par value: authorized - 75,000,000
        shares; issued and outstanding - 1,595,076 shares
        outstanding at December 31, 550,000 shares
        outstanding at June 30                                   15,950          5,500
    Additional paid-in capital                                2,978,219      1,866,868
    Accumulated deficit                                      (1,366,642)    (1,162,254)
                                                            -----------    -----------
                                                              1,627,527        710,114
                                                            -----------    -----------
                                                            $ 1,635,176    $   739,636
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.

                      Consolidated Statements of Operations
                                  (Unaudited)


                                         Three Months Ended         Six Months Ended
                                             December 31,             December 31,
                                          1996         1995       1996         1995
                                        ---------    --------   ---------    --------
REVENUES:
    Oil and gas sales                   $  23,259    $ 25,100   $  35,331    $ 42,685
    Management and consulting
     fees                                   1,050     500,450       2,100     501,500
                                        ---------    --------   ---------    --------
    Total revenues                         24,309     525,550      37,431     544,185

EXPENSES:
    Operation of producing properties      17,278       9,330      33,411      28,340
    Depreciation, depletion and
     amortization                           6,000       6,000      12,000      11,400
    Equity issued as compensation         147,672        --       147,672        --
    General and administrative             34,687         499      48,897      15,693
                                        ---------    --------   ---------    --------
    Total expenses                        205,637      15,829     241,980      55,433
                                        ---------    --------   ---------    --------
     Operating (loss) income             (181,328)    509,721    (204,549)    488,752

OTHER INCOME:
    Interest income                            90          85         161         220
                                        ---------    --------   ---------    --------
    (Loss) income before income taxes    (181,238)    509,806    (204,388)    488,972
                                        ---------    --------   ---------    --------
    Provision for income taxes               --          --          --          --
                                        ---------    --------   ---------    --------
    Net (loss) income                   $(181,238)   $509,806   $(204,388)   $488,972
                                        =========    ========   =========    ========

    Net (loss) income per share         $   (0.20)   $   0.93   $   (0.28)   $   0.89
                                        =========    ========   =========    ========
    Weighted average common
     shares outstanding                   925,130     550,076     739,234     550,076
                                        =========    ========   =========    ========

   The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.
                              Cash Flow Statements



                                                      Six Months Ended
                                                         December 31,
                                                     1996           1995
                                                   ---------    ----------
Cash Flows from operating activities:
Net (loss) income                                  $(204,388)   $  488,972
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depletion, depreciation and amortization            12,000        11,400
  Equity issued as compensation                      147,672           --

  Changes in current assets and liabilities:
   Receivables                                        11,553       (11,645)
   Payables                                          (21,873)       (8,257)
   Receivable extinguished for noncash asset             --       (490,000)
   Other                                              (2,888)          --
                                                   ---------    ----------
Net cash (used in) operating activities              (57,924)       (9,530)

Cash flows from investing activities:
 Asset purchases                                     (24,971)          --

Cash flows from financing activities:
 Sale of common stock                                974,128           --
                                                   ---------    ----------

Net increase (decrease) in cash and equivalents      891,233        (9,530)
Cash and equivalents at beginning of period           24,971        27,537
                                                   ---------    ----------

Cash and equivalents at end of period              $ 916,204    $   18,007
                                                   =========    ==========



   The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.
                                ("the Company")


                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

            PERIODS ENDED DECEMBER 31, 1996, 1995 AND JUNE 30, 1996


(1)   FINANCIAL STATEMENT ADJUSTMENTS AND FOOTNOTE DISCLOSURES

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 1996 Form 10-KSB.

(2)   NET LOSS PER SHARE

Warrants and options have been excluded from the net loss per share calculation during fiscal 1997 since their effect is antidilutive. These instruments were not outstanding during fiscal 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $914,000. The Company completed a $974,000 private placement this quarter, its only cash flow from financing activities. The Company plans to acquire producing oil and gas properties. The Company has no commitments for any capital improvements; however, subject to financing, a major improvement project for the Canadian property is planned for the next fiscal year.

The increase in cash used for operating activities during the first six months in fiscal 1997 results from higher general and administrative expense; see below for an explanation of the higher expense.

RESULTS OF OPERATIONS

Lower production volumes from the Company's aging producing properties account for the decrease in oil and gas sales during the three and six months ended December 31, 1996 compared with the comparable prior year periods.

During the three months ended December 31, 1995, the Company received a one-time consulting fee of $499,000. Lease operating expenses increased during fiscal 1997 as a result of workovers on certain of the Company's producing wells.

Prior to the quarter ended December 31, 1996 (the second quarter of fiscal
1997), the Company's common stock had not traded for a number of years. After raising the private equity capital during the three months ended December 31, 1996, the Company's new management undertook to increase awareness of the Company in the investment community. As a result, there has been certain limited trading of the Company's shares. Additionally, the Company hired a full time president and began actively pursuing its business strategy.

The effect of running a more active company is reflected in general and administrative expense for the three and six months ended December 31, 1996, versus the same period in 1995. Included in the Statement of Operations for the six months ended December 31, 1996 is a charge for $90,000 made pursuant to Statement of Financial Accounting Standard 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This charge, which represents the estimated cost of options issued to nonemployees, is a noncash expense. An additional $58,000 of compensation expense (also noncash) was recognized for stock issued as compensation.

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

                                    MYSTIQUE DEVELOPMENTS, INC.



Dated: February 11, 1998            By  /s/  Kim M. Fuerst
                                   --------------------------------------------
                                    Kim M. Fuerst, President