Form 10QSB
period 1997-12-31
COLORADO WYOMING RESERVE CO
filed 1998-02-17
CIK 318852

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-09482

                       COLORADO WYOMING RESERVE COMPANY
       (Exact Name of Small Business Issuer as Specified in its Charter)

                     WYOMING                        83-0246080
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

            1801 BROADWAY, SUITE 600
               DENVER, COLORADO                        80202
    (Address of principal executive offices)        (Zip Code)

                 (303) 296-1908
           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  /X/           No /  /

There were 1,645,076 shares of the Registrant's $.01 par value common stock outstanding as of December 31, 1997.

Transitional Small Business Disclosure:     Yes  / /           No /X /

                        COLORADO WYOMING RESERVE COMPANY
                                  BALANCE SHEET
                                   (Unaudited)

                                                       December 31,     June 30,
                                                           1997           1997
                                                       -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $   530,026    $   748,459
  Receivables:
    Trade                                                   12,884          3,918
    Related party                                            5,577         11,095
                                                       -----------    -----------
                                                            18,461         15,013

    Assets held for sale                                    53,132         37,000
    Prepaids                                                 8,081            850
                                                       -----------    -----------
       Total current assets                                609,700        801,322

PROPERTY AND EQUIPMENT:
  Unproved oil and gas properties                           26,979           --
  Proved oil and gas properties, net of
    accumulated impairments of $157,509 at
    June 30, 1997                                             --          127,513
  Other property and equipment                              13,646         11,346
                                                       -----------    -----------
                                                            40,625        138,859

  Less accumulated depreciation, depletion and
   amortization:
    Proved properties                                         --          (72,301)
    Other property and equipment                            (4,244)        (2,421)
                                                       -----------    -----------
                                                            (4,244)       (74,722)
                                                       -----------    -----------
      Net property and equipment                            36,381         64,137
                                                       -----------    -----------
                                                       $   646,081    $   865,459
                                                       ===========    ===========

CURRENT LIABILITIES:
  Payables:
    Trade                                              $    71,329    $    11,815
    Accrued payroll taxes                                     --           11,309
    Accrued liabilities                                      9,572         25,250
                                                       -----------    -----------
                                                            80,901         48,374

EQUITY
  Common stock, $.01 par value: authorized
    -- 75,000,000 shares; issued and outstanding
    -- 1,645,076 and 1,595,076 shares at December 31
    and June 30, 1997, respectively                         16,451         15,951
  Additional paid-in capital                             3,415,295      3,175,545
  Accumulated deficit                                   (2,866,566)    (2,374,411)
                                                       -----------    -----------
                                                           565,180        817,085
                                                       -----------    -----------
                                                       $   646,081    $   865,459
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                             --------------------------    ---------------------------
                                                 1997            1996          1997            1996
                                             --------------------------    ---------------------------
Revenues
  Oil and gas sales                          $     7,377         23,259    $    22,094    $    35,331
  Management and consulting fees                    --            1,050           --            2,100
                                             -----------    -----------    -----------    -----------
Total revenues                                     7,377         24,309         22,094         37,431

Expenses
  Operation of producing properties                8,540         17,278         18,098         33,411
  Depreciation, depletion and amortization         1,676          6,000          3,903         12,000
  Equity issued as compensation                  240,250        147,672        240,250        147,672
  General and administrative                     108,972         34,687        275,402         48,897
                                             -----------    -----------    -----------    -----------
Total expenses                                   359,438        205,637        537,653        241,980
                                             -----------    -----------    -----------    -----------

Operating (loss)                                (352,061)      (181,328)      (515,559)      (204,549)

OTHER INCOME
  Interest income                                  7,556             90         15,722            161
  Gain on sale of assets                            --             --            7,682           --
                                             -----------    -----------    -----------    -----------
(Loss) before income taxes                      (344,505)      (181,238)      (492,155)      (204,388)
                                             ===========    ===========    ===========    ===========

Provision for income taxes                          --             --             --             --
                                             -----------    -----------    -----------    -----------
  Net (loss)                                 $  (344,505)   $  (181,238)   $  (492,155)   $  (204,388)
                                             ===========    ===========    ===========    ===========
  Net (loss) per share                       $      (.21)   $      (.20)   $      (.30)   $      (.28)
                                             ===========    ===========    ===========    ===========
  Weighted average common shares
    outstanding                                1,645,076        925,130      1,620,076      1,620,076
                                             ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                         Six Months Ended
                                                            December 31,
                                                     ---------------------------
                                                          1997       1996
                                                     ---------------------------
Cash flows from operating activities:
Net (loss)                                            $(492,155)   $(204,388)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion, depreciation and amortization              3,903       12,000
    (Gain) loss on asset sale                            (7,682)        --
    Equity issued as compensation                       240,250      147,672

    Changes in current assets and liabilities:
      Receivables                                        (3,448)      11,553
      Payables                                           32,527      (21,873)
      Other                                              (7,231)      (2,888)
                                                      ---------    ---------
Net cash (used in) operating activities                (233,836)     (57,924)

Cash flows from investing activities:
  Additions to unproved properties                      (26,979)
  Asset purchases                                        (2,300)     (24,971)
  Proceeds from asset sales                              44,682         --
                                                      ---------    ---------
Net cash provided by (used in) investing activities      15,403      (24,971)

Cash flows from financing activities:
  Sale of common stock                                     --        974,128
                                                      ---------    ---------
Net cash provided by financing activities                  --        974,128
                                                      ---------    ---------

Net (decrease) increase in cash and equivalents        (218,433)     891,233
Cash and equivalents at beginning of period             748,459       24,971
                                                      ---------    ---------

Cash and equivalents at end of period                 $ 530,026    $ 916,204
                                                      =========    =========

   The accompanying notes are an integral part of these financial statements.

                       COLORADO WYOMING RESERVE COMPANY
                               (the "Company")

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

          PERIODS ENDED DECEMBER 31, 1997 AND 1996 AND JUNE 30, 1997


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

(2)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

On March 15, 1997, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity will perform certain management functions for the Company for a fee of $2,000 per month and reimbursement of third party expenses. In addition to the $2,000 per month, the Company pays Trinity fees for certain professional services provided by Trinity on a per-hour basis. The Trinity Agreement was for an initial term of six months, and has continued thereafter on a month-to-month basis, terminable upon 30 days written notice by either party.

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

(4)   SUBSEQUENT EVENT

      In order to acquire the stock of Shoreline Resource Company, Inc., a closely-held Colorado corporation ("Shorco"), the Company effected a merger on February 6, 1998, whereby CWSub, Inc., a wholly-owned subsidiary of the Company ("CWSub"), was merged with and into Shorco, with Shorco surviving the merger and becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated February 6, 1998, by and between the Company, Shorco, CWSub and the shareholders of Shorco, the Company issued 797,618 shares of its common stock, $.01 par value per share, in exchange for all of the issued and outstanding shares of common stock of Shorco.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 1997, the Company pursued a strategy of identifying and acquiring Rocky Mountain natural gas producing properties with development potential. However, relatively high Rocky Mountain natural gas prices together with perceptions of a strong future pricing environment, created a situation that precluded the Company from consummating a producing property purchase on terms which would allow for an adequate return on the Company's capital.

Given the preceding, the Company recently revised its strategy and, as described in Note 2 of the financial statements, has entered into an agreement with a geologic/geophysical consulting company. It is anticipated that the consulting company will identify and develop drilling prospects in the Rocky Mountains and the northern plains states for acquisition by the Company.

While the Company's existing capital is sufficient to cover certain prospect acquisition costs, fully exploiting any such prospects will require capital significantly in excess of what the Company currently has. Although management has identified potential capital sources, no firm commitment from a capital source presently exists.

Pursuant to the February 1998 merger described in Note 4 to the Financial Statements, the Company committed $300,000 to acquire and develop 3-D seismic controlled oil and gas prospects in a targeted project area in southern Utah. Acreage acquisition is currently under way.

Additionally, it is anticipated that another $49,000 will be expended during the quarter ending March 31, 1998 on a shut-in property having exploitation potential. This project was identified under the exploration agreement described above.

OPERATIONS. Increases in general and administrative expense during the six months ended December 31, 1997 versus the same period in 1996, combined with lower 1997 revenues, resulted in the significant 1997 deficit.

INVESTING. The asset sale proceeds realized during the six months ended December 31, 1997 are from the sale of the Company's undeveloped Canadian property. Given the relatively minor net oil and gas sales generated by the Company's existing production and the change in strategy described above, the Company is seeking to dispose of its remaining properties. However, proceeds from the disposition are not expected to be significant.

RESULT OF OPERATIONS

OIL AND GAS OPERATIONS. Although the Company's properties were marginally profitable during the three and six months ended December 31, 1997 (no material change from the comparable 1996 periods), the properties are not projected to achieve profitability on a regular basis going forward.
Hence, the decision to dispose of them.

GENERAL AND ADMINISTRATIVE EXPENSE. Prior to the quarter ended December 31, 1996 (the second quarter of fiscal 1997), the Company's common stock had not traded for a number of years. During fiscal 1997's second quarter, the Company raised private equity capital and the Company's new management undertook to increase awareness of the Company in the investment community. As a result, the Company's shares began trading on a limited basis. Additionally, the Company hired a full time president and began actively pursuing its business strategy of developing 3-D seismic projects in the Rocky Mountain region.

The effect of running a more active company is reflected in the increase in general and administrative expense during the first six months of fiscal 1998 versus the same six month period of fiscal 1997. Specifically, salary expense, professional fees and management fees all were significantly higher during the first two quarters of fiscal 1998. Additionally, the Company printed and distributed its June 30, 1997 annual report to shareholders in conjunction with its annual meeting held in October 1997; no comparable costs were incurred during the six months ended December 31, 1996.

Equity issued as compensation totaled $240,000 and $148,000 during fiscal 1998 and 1997, respectively. The expense consisted of non-cash items of $159,000 and $90,000 during the quarters ended December 31, 1997 and 1996, respectively, made pursuant to Statement of Financial Accounting Standard 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Additional amounts of $81,000 and $58,000 (also non-cash) during the quarters ended December 31, 1997 and 1996, respectively, are included in equity issued as compensation expense. Such amounts represent the fair market value of shares of the Company's common stock issued for services rendered by consultants.

OTHER. Interest income derives from the investment of the proceeds of the private equity offering.

                                    PART II

Item 1.   Legal Proceedings.

            None

Item 2.   Changes in Securities.

            None.

Item 3.   Defaults Upon Senior Securities.

            None.

Item 4.   Submission of Matters to a Vote of Security Holders.

            None.

Item 5.   Other Information.

            None.

Item 6.   Exhibits and Reports on Form 8-K.

            (a) Exhibit 27 Financial Data Schedule filed herewith
                electronically.

            (b) Reports on Form 8-K.

                  None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLORADO WYOMING RESERVE COMPANY


Dated: February 17, 1998            By:  /s/ Kim M. Fuerst
                                       --------------------------------------
                                          Kim M. Fuerst, President