Form 10QSB/A
period 1997-03-31
COLORADO WYOMING RESERVE CO
filed 1998-05-04
CIK 318852

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

                           MYSTIQUE DEVELOPMENTS, INC.

                                 Balance Sheets
                                  (Unaudited)



         ASSETS                            March 31,           June 30,
                                              1997               1996
                                           ----------        ---------
Current Assets:
    Cash and cash equivalents              $  809,408        $  24,971
    Receivables:
     Trade                                      5,394           10,553
     Related party                              5,577            6,066
                                           ----------        ---------
                                               10,971           16,619
                                           ----------        ---------
      Total current assets                    820,379           41,590


Property and equipment, net                   689,242          698,046
                                           ----------        ---------
                                           $1,509,621        $ 739,636
                                           ==========        =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Payables:
     Trade                                 $    5,944        $  14,522
     Related party                                 --           15,000
                                           ----------        ---------
                                                5,944           29,522

Equity:
    Common stock, $.01 par value:
     authorized - 75,000,000 shares;
     issued and outstanding - 1,595,076 shares
     outstanding at December 31, 550,000
     shares, outstanding at June 30            15,950            5,500
    Additional paid-in capital              3,175,547        1,866,868
    Accumulated deficit                    (1,687,820)      (1,162,254)
                                           ----------        ---------
                                            1,503,677          710,114
                                           ----------        ---------
                                           $1,509,621       $  739,636
                                           ==========       ==========



    The accompanying notes are an integral part of these financial statements

                           MYSTIQUE DEVELOPMENTS, INC.

                      Consolidated Statements of Operations
                                  (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                                 March 31,                 March 31,
                                           1997           1996        1997          1996
                                        ---------      ---------   --------      --------
REVENUES:
    Oil and gas sales                   $  18,682      $  20,000   $ 54,013      $ 62,685
    Management and consulting
     fees                                   1,050             --      3,150       501,500
                                        ---------      ---------   --------      --------
    Total revenues                         19,732         20,000     57,163       564,185

EXPENSES:
    Operation of producing properties      20,280         27,000     53,691        55,340
    Depreciation, depletion and
     amortization                           6,000          6,000     18,000        17,400
    Equity issued as compensation         197,328           --      345,000           --
    General and administrative            123,701            500    172,598        16,193
                                        ---------      ---------   --------      --------
    Total expenses                        347,309         33,500    589,289        88,933
                                        ---------      ---------   --------      --------
     Operating (loss) income             (327,577)       (13,500)  (532,126)      475,252

OTHER INCOME:
    Interest income                         6,399           --        6,560           220
                                        ---------      ---------   --------      --------
    (Loss) income before income taxes    (321,178)       (13,500)  (525,566)      475,472
                                        ---------      ---------   --------      --------
    Provision for income taxes                --            --          --            --
                                        ---------      ---------   --------      --------
    Net (loss) income                   $(321,178)     $ (13,500) $(525,566)    $ 475,472
                                        =========      =========  =========     =========

    Net (loss) income per share         $   (0.20)     $   (0.02) $   (0.52)    $    0.86
                                        =========      =========  =========     =========
    Weighted average common
     shares outstanding                 1,595,076        550,000  1,020,350       550,000
                                        =========      =========  =========     =========



   The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.
                              Cash Flow Statements


                                                      Nine Months Ended
                                                           March 31,
                                                     1997           1996
                                                   ---------    ----------
Cash Flows from operating activities:
Net (loss) income                                  $(525,566)   $  475,472
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depletion, depreciation and amortization            18,000        17,400
  Equity issued as compensation                      345,000           --

  Changes in current assets and liabilities:
   Receivables                                         6,148       (11,645)
   Payables                                          (23,578)       (1,357)
   Receivable extinguished for noncash asset             --       (490,000)
   Other                                                (499)
                                                   ---------    ----------
Net cash (used in) operating activities             (180,495)       (9,530)

Cash flows from investing activities:
 Asset purchases                                      (9,196)          --

Cash flows from financing activities:
 Sale of common stock                                974,128           --
                                                   ---------    ----------

Net increase (decrease) in cash and equivalents      784,437        (9,530)
Cash and equivalents at beginning of period           24,971        27,537
                                                   ---------    ----------

Cash and equivalents at end of period              $ 809,408    $   18,007
                                                   =========    ==========


   The accompanying notes are an integral part of these financial statements.

                           MYSTIQUE DEVELOPMENTS, INC.
                                ("the Company")

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

            PERIODS ENDED MARCH 31, 1997, 1996 AND JUNE 30, 1996



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $814,000. During the quarter ended December 31, 1996 the Company completed a $974,000 private placement, its only cash flow from financing activities during the nine months ended March 31, 1997. The Company plans to acquire producing oil and gas properties. The Company has no commitments for any capital improvements; however, subject to financing, a major improvement project for the Canadian property is planned for the next fiscal year.

The increase in cash used for operating activities during the first nine months in fiscal 1997 results from higher general and administrative expense, see below for an explanation of the higher expense.

RESULTS OF OPERATIONS

Lower production volumes from the Company's aging producing properties account for the decrease in oil and gas sales during the three and nine months ended March 31, 1997 compared with the comparable prior year periods. Higher 1997 operating expense results from workover expenditures which were incurred in an effort to boost production.

During fiscal 1996, the Company received a one-time consulting fee of $499,000.

Prior to the quarter ended December 31, 1996 (the second quarter of fiscal
1997), the Company's common stock had not traded for a number of years. After raising private equity capital during the three months ended December 31, 1996, the Company's new management undertook to increase awareness of the Company in the investment community. As a result, there has been certain limited trading of the Company's shares. Additionally, the Company hired a full time president and began actively pursuing its business strategy.

The effect of running a more active company is reflected in general and administrative expense for the three and nine months ended March 31, 1997, versus the same periods in 1996. Included in the Statement of Operations for the nine months ended March 31, 1997 is a charge for $287,000 made pursuant to Statement of Financial Accounting Standard 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This charge, which represents the estimated cost of options issued to nonemployees, is a noncash expense. An additional $58,000 of compensation expense (also noncash) was recognized for stock issued as compensation.

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

                                    MYSTIQUE DEVELOPMENTS, INC.



Dated:  May 1, 1998             By  /s/  Kim Fuerst
                                   --------------------------------------------
                                    Kim M. Fuerst, President