Form 10QSB/A
period 1997-12-31
COLORADO WYOMING RESERVE CO
filed 1998-05-14
CIK 318852

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB/A


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

                        COLORADO WYOMING RESERVE COMPANY
                                  BALANCE SHEET
                                   (Unaudited)

                                                       December 31,     June 30,
                                                           1997           1997
                                                       -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $   530,026    $   748,459
  Receivables:
    Trade                                                   12,884          3,918
    Related party                                            5,577         11,095
                                                       -----------    -----------
                                                            18,461         15,013

    Assets held for sale                                    53,132         37,000
    Prepaids                                                 8,081            850
                                                       -----------    -----------
       Total current assets                                609,700        801,322

PROPERTY AND EQUIPMENT:
  Unproved oil and gas properties                           26,979           --
  Proved oil and gas properties, net of
    accumulated impairments of $157,509 at
    June 30, 1997                                             --          127,513
  Other property and equipment                              13,646         11,346
                                                       -----------    -----------
                                                            40,625        138,859

  Less accumulated depreciation, depletion and
   amortization:
    Proved properties                                         --          (72,301)
    Other property and equipment                            (4,244)        (2,421)
                                                       -----------    -----------
                                                            (4,244)       (74,722)
                                                       -----------    -----------
      Net property and equipment                            36,381         64,137
                                                       -----------    -----------
                                                       $   646,081    $   865,459
                                                       ===========    ===========

CURRENT LIABILITIES:
  Payables:
    Trade                                              $    71,329    $    11,815
    Accrued payroll taxes                                     --           11,309
    Accrued liabilities                                      9,572         25,250
                                                       -----------    -----------
                                                            80,901         48,374

EQUITY
  Common stock, $.01 par value: authorized
    -- 75,000,000 shares; issued and outstanding
    -- 1,595,076 shares
                                                            15,951         15,951
  Additional paid-in capital                             3,334,545      3,175,545
  Accumulated deficit                                   (2,785,316)    (2,374,411)
                                                       -----------    -----------
                                                           565,180        817,085
                                                       -----------    -----------
                                                       $   646,081    $   865,459
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                             --------------------------    ---------------------------
                                                 1997            1996          1997            1996
                                             --------------------------    ---------------------------
Revenues
  Oil and gas sales                          $     7,377         23,259    $    22,094    $    35,331
  Management and consulting fees                    --            1,050           --            2,100
                                             -----------    -----------    -----------    -----------
Total revenues                                     7,377         24,309         22,094         37,431

Expenses
  Operation of producing properties                8,540         17,278         18,098         33,411
  Depreciation, depletion and amortization         1,676          6,000          3,903         12,000
  Equity issued as compensation                  159,000        147,672        159,000        147,672
  General and administrative                     108,972         34,687        275,402         48,897
                                             -----------    -----------    -----------    -----------
Total expenses                                   278,180        205,637        456,403        241,980
                                             -----------    -----------    -----------    -----------

Operating (loss)                                (270,811)      (181,328)      (434,309)      (204,549)

OTHER INCOME
  Interest income                                  7,556             90         15,722            161
  Gain on sale of assets                            --             --            7,682           --
                                             -----------    -----------    -----------    -----------
(Loss) before income taxes                      (263,255)      (181,238)      (410,905)      (204,388)
                                             ===========    ===========    ===========    ===========

Provision for income taxes                          --             --             --             --
                                             -----------    -----------    -----------    -----------
  Net (loss)                                 $  (263,255)   $  (181,238)   $  (410,905)   $  (204,388)
                                             ===========    ===========    ===========    ===========
  Basic (loss) per share                     $      (.17)   $      (.20)   $      (.17)   $      (.28)
                                             ===========    ===========    ===========    ===========
  Weighted average common shares
    outstanding                                1,595,076        925,130      1,595,076      1,620,076
                                             ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                         Six Months Ended
                                                            December 31,
                                                     ---------------------------
                                                          1997       1996
                                                     ---------------------------

Cash flows from operating activities:
Net (loss)                                            $(410,905)   $(204,388)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion, depreciation and amortization              3,903       12,000
    (Gain) on asset sale                                 (7,682)        --
    Equity issued as compensation                       159,000      147,672


    Changes in current assets and liabilities:
      Receivables                                        (3,448)      11,553
      Payables                                           32,527      (21,873)
      Other                                              (7,231)      (2,888)
                                                      ---------    ---------
Net cash (used in) operating activities                (233,836)     (57,924)

Cash flows from investing activities:
  Additions to unproved properties                      (26,979)
  Asset purchases                                        (2,300)     (24,971)
  Proceeds from asset sales                              44,682         --
                                                      ---------    ---------
Net cash provided by (used in) investing activities      15,403      (24,971)

Cash flows from financing activities:
  Sale of common stock                                     --        974,128
                                                      ---------    ---------
Net cash provided by financing activities                  --        974,128
                                                      ---------    ---------

Net (decrease) increase in cash and equivalents        (218,433)     891,233
Cash and equivalents at beginning of period             748,459       24,971
                                                      ---------    ---------

Cash and equivalents at end of period                 $ 530,026    $ 916,204
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


(3)   BASIC LOSS PER SHARE

Warrants and options have been excluded from the basic loss per share calculation since their effect is antidilutive.

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

Equity issued as compensation totaled $159,000 and $148,000 during fiscal 1998 and 1997, respectively. The expense consisted of non-cash items of $159,000 and $90,000 during the quarters ended December 31, 1997 and 1996, respectively, made pursuant to Statement of Financial Accounting Standard 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. An additional amount of $58,000 (also non-cash) during the quarter ended December 31, 1996 is included in equity issued as compensation expense. This amount represents the fair market value of shares of the Company's common stock issued for services rendered by consultants.

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

                                    COLORADO WYOMING RESERVE COMPANY


Dated: May 13, 1998                 By:  /s/ Kim M. Fuerst
                                       --------------------------------------
                                          Kim M. Fuerst, President