Form 10QSB
period 1998-03-31
COLORADO WYOMING RESERVE CO
filed 1998-05-20
CIK 318852

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                           COMMISSION FILE NO. 0-09482

                        COLORADO WYOMING RESERVE COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   WYOMING                               83-0246080
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

         751 HORIZON COURT, SUITE 205
          GRAND JUNCTION, COLORADO                           81506
   (Address of principal executive offices)               (Zip Code)

                (970) 255-9995
          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  /X/           No /  /

There were 2,417,694 shares of the Registrant's $.01 par value common stock outstanding as of March 31, 1998.

Transitional Small Business Disclosure:           Yes  / /           No /X /

                        COLORADO WYOMING RESERVE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                                     MARCH 31,          JUNE 30,
                                                                        1998              1997
                                                                   --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $      110,688    $      748,459
   Receivables:
      Trade                                                                16,063             3,918
      Related party                                                         5,577            11,095
                                                                   --------------    --------------
                                                                           21,640            15,013

   Assets held for sale                                                    14,000            37,000
   Prepaids                                                                 3,655               850
                                                                   --------------    --------------
         Total current assets                                             149,983           801,322

PROPERTY AND EQUIPMENT:
   Unproved oil and gas properties                                        578,423                --
   Proved oil and gas properties, net of accumulated impairments of
   $157,509 at June 30, 1997                                                   --           127,513
   Other property and equipment                                            13,645            11,346
                                                                   --------------    --------------
                                                                          592,068           138,859

Less accumulated depreciation, depletion and amortization:
   Proved properties                                                           --          (72,301)
   Other property and equipment                                           (5,314)           (2,421)
                                                                   --------------    --------------
                                                                          (5,314)          (74,722)
                                                                   --------------    --------------
      Net property and equipment                                          586,754            64,137
                                                                   --------------    --------------
                                                                   $      736,737    $      865,459
                                                                   ==============    ==============

CURRENT LIABILITIES:
   Payables:
      Trade                                                        $       52,144    $       11,815
      Accrued payroll taxes                                                    --            11,309
      Accrued liabilities                                                   4,488            25,250
                                                                   --------------    --------------
                                                                           56,632            48,374

EQUITY
   Common stock, $.01 par value: authorized -- 75,000,000 shares;
   issued and outstanding -- 2,417,694 and 1,595,076 shares at
   March 31, 1998 and June 30, 1997, respectively                          24,177            15,951
   Additional paid-in capital                                           4,233,820         3,175,545
   Accumulated deficit                                                (3,577,892)       (2,374,411)
                                                                   --------------    --------------
                                                                          680,105           817,085
                                                                   --------------    --------------
                                                                   $      736,737    $      865,459
                                                                   ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    MARCH 31,                       MARCH 31,
                                           ----------------------------   ------------------------------
                                                    1998 1997                       1998 1997
                                           ----------------------------   ------------------------------
Revenues
   Oil and gas sales                       $       4,796   $     18,682   $      26,890    $      54,013
   Other                                              --          1,050              --            3,150
                                           -------------   ------------   -------------    -------------
Total Revenues                                     4,796         19,732          26,890           57,163

Expenses
   Operation of producing properties               3,024         19,181          19,290           50,515
   Production taxes                                1,939          1,099           3,501            3,176
   Depreciation, depletion and
   amortization                                  (1,010)          6,000           2,893           18,000
   Impairment expense                             41,212             --          41,212               --
   Equity issued as compensation                 633,500        197,328         792,500          345,000
   General and administrative                    128,547        123,701         404,219          172,598
                                           -------------   ------------   -------------    -------------
Total expenses                                   807,212        347,309       1,263,615          589,289
                                           =============   ============   =============    =============

Operating (loss)                               (802,416)      (327,577)     (1,236,725)        (532,126)

OTHER INCOME
   Interest Income                                 3,031          6,399          18,753            6,560
   Gain on sale of assets                          6,809             --          14,491               --
                                           -------------   ------------   -------------    -------------
(Loss) before income taxes                     (792,576)      (321,178)     (1,203,481)        (525,566)
                                           =============   ============   =============    =============

Provision for income taxes                            --             --              --               --
                                           -------------   ------------   -------------    -------------
   Net (loss)                                  (792,576)      (321,178)     (1,203,481)        (525,566)
                                           =============   ============   =============    =============

   Basic (loss) per share                         (0.37)         (0.20)          (0.68)           (0.52)
                                           =============   ============   =============    =============

   Weighted average common shares
   outstanding                                 2,134,348      1,595,076       1,772,209        1,020,350
                                           =============   ============   =============    =============

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ------------------------------
                                                                             1998             1997
                                                                         -------------    -------------
Cash flows from operating activities:
Net (loss)                                                                $(1,203,481)    $   (525,566)
Adjustments to reconcile net income to net cash provided by operating activities:
        Depletion, depreciation and amortization                                 2,893           18,000
        (Gain) on asset sale                                                  (14,491)               --
        Impairment expense                                                      41,212               --
        Equity issued as compensation                                          792,500          345,000

        Changes in current assets and liabilities:
          Receivables                                                          (6,627)            6,148
          Payables                                                               8,258         (23,578)
          Other                                                                (2,803)            (499)
                                                                         -------------    -------------
Net cash (used in) operating activities                                      (382,539)        (180,495)

Cash flows from investing activities:
        Additions to unproved properties                                     (304,423)               --
        Equipment purchases                                                    (2,300)          (9,196)
        Proceeds from asset sales                                               51,491               --
                                                                         -------------    -------------
Net cash (used in) investing activities                                      (255,232)          (9,196)

Cash flows from financing activities:
        Sale of common stock                                                        --          974,128
                                                                         -------------    -------------
Net cash provided by financing activities                                           --          974,128
                                                                         -------------    -------------

Net (decrease) increase in cash and equivalents                              (637,771)          784,437
Cash and equivalents at beginning of period                                    748,459           24,971
                                                                         -------------    -------------

Cash and equivalents at end of period                                    $     110,688    $     809,408
                                                                         =============    =============

Supplemental schedule of non-cash investing and financing activities:

  The Company issued 25,000 shares of restricted common stock to Trinity Petroleum Management LLC for services rendered. Pursuant to the merger described in Note 2, the Company issued 797,618 shares in exchange for all of the outstanding stock of Shoreline Resources Company, Inc.

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

             PERIODS ENDED MARCH 31, 1998 AND 1997 AND JUNE 30, 1997


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


(2)     MERGER WITH SHORELINE RESOURCE COMPANY

On February 6, 1998, the Company entered into an Agreement and Plan of Merger, dated as of February 6, 1998 (the "Merger Agreement") with Shoreline Resource Company, Inc., a Colorado corporation ("Shorco"), CWSub, Inc., a wholly-owned subsidiary of the Company, incorporated in the State of Colorado ("CWSub") and
F. Robert Tiddens, Cindy L. Stewart and John F. Greene, the shareholders of Shorco (the "Shorco Shareholders"). Pursuant to the terms of the Merger Agreement, CWSub was merged with and into Shorco, with Shorco surviving the Merger.

The Merger consideration consisted of issuance by the Company of 797,618 shares of its common stock, $.01 par value per share ("Common Stock") in exchange for all of the issued and outstanding common stock of Shorco. At the Merger Effective Time (as defined in the Merger Agreement), Shorco became a wholly-owned subsidiary of the Company. As a result of the Merger, the Shorco Shareholders, collectively, own approximately 33% of the outstanding Common Stock of the Company.

At the time of the Merger, Shorco's only assets consisted of unproved oil, gas and mineral leasehold interests in approximately 20,300 acres in a targeted area in southern Utah, along with a team of geo-scientists having access to proprietary "3-D" seismic processing techniques for use in developing a "3-D" seismic exploration project in such area. Acquisition of additional acreage is currently underway.

Under the terms of the Merger Agreement, the Company is obligated to commit $300,000 to the development of the project, and has increased the membership on its board of directors from three to five, having appointed Messrs. Tiddens and Greene to fill the board vacancies.

Since Shorco had no operating history, proforma results of operations as though Shorco and the Company had been combined for the financial statement periods presented herein have not been included in this Form 10-QSB.

(3)     COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

On March 15, 1997, the Company entered into an Agreement for Administrative Services with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Effective January 1, 1998, the Company entered into a new agreement with Trinity (the "Trinity Agreement") pursuant to which Trinity will perform certain management functions for the Company (as it has done in the past) for a fee of $3,000 per month, reimbursement of third party expenses and payment of professional services provided by Trinity personnel on a per-hour basis. The Trinity Agreement is for a term of one year, and may continue thereafter on a month-to-month basis, terminable upon 60 days written notice by either party.

During October, 1997, the Company entered into an agreement with Trinity Petroleum Exploration Company, Inc. ("Exploration"), an unrelated company, the terms of which provide for Exploration to pursue oil and gas property leads and to generate drilling prospects for the Company. Should the Company acquire an Exploration prospect, Exploration will be assigned a ten percent leasehold working interest in the prospect. The cost of drilling and completing Exploration's ten percent interest will be borne by the Company and Exploration's interest will increase to twenty percent when the Company recoups all of the net costs incurred on the prospect and the well(s) drilled thereon.

On October 1, 1996, the Company entered into an Agreement for Consulting Services with Sayed Consulting, Inc., a Nevada corporation ("SCI"), pursuant to which SCI has been providing investor relations services to the Company in exchange for a monthly payment of $1,000 and certain stock options and restricted stock. Effective January 1, 1998, the Company entered into a new agreement with SCI on substantially similar terms as before, which agreement will expire on December 31, 1998.

(4)     BASIC LOSS PER SHARE

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

Given the preceding, the Company revised its strategy and, as described in Notes 2 and 3 of the financial statements, entered into a joint venture agreement and a merger during fiscal 1998. The Company is currently amassing a block of undeveloped acreage in the Paradox Basin (Utah) as a pure exploration play. To date, the Company has acquired a total of approximately 56,000 acres and anticipates acquiring an additional 44,000. The project will require 3-D seismic surveys in order determine if the acreage is likely to contain hydrocarbons and whether drilling will be economically feasible. Initially, a 26 square mile seismic shoot would be conducted. CWYR is negotiating with several seismic companies in an effort to arrange a financing plan which would provide for the Company's financial obligation to be conditioned upon successful identification and definition of a well site(s). In addition, CWYR is negotiating for complete access to (although not ownership of) the seismic data.

The Company has also purchased a once producing field in North Dakota from a financially distressed entity. The purchase included seven producing wells, a saltwater disposal well and a total of 1,300 producing acres. Subsequently, an additional 2,225 developmental acres have been acquired.

At the time of the purchase, the wells were not producing because the former owner lacked the financial resources to maintain them properly. One well was recently put back on production and is currently producing ten barrels of oil per day. The Company plans to use 3-D seismic to evaluate the potential for extending the North Dakota field beyond the area currently known to be productive. As in the Paradox Basin, CWYR is working to arrange a seismic contract that minimizes the Company's initial cash commitment.

At May 8, 1998, CWYR had less than $100,000 cash remaining, which has been committed to existing obligations. The Company currently has a negative cash flow from operations which would not be significantly positively impacted even if the North Dakota wells described above are put on production. Therefore, the Company is reviewing financing alternatives with a view to raising additional capital. Continued development of the Company's two projects, including both seismic shoots, is dependent upon success of the capital raising efforts. Since the Company has negative operating cash flow, the capital raised must be sufficient to cover day-to-day operations, on-going lease acquisitions in the Paradox Basin and additional expenditures for remedial work in North

Dakota. Failure to raise the capital could lead to liquidation of the CWYR's assets on terms unfavorable to the Company. No firm commitment from a capital source presently exists.

OPERATIONS. Increases in general and administrative expense during the nine months ended March 31, 1998 versus the same period in 1997, combined with lower 1998 revenues, resulted in the significant 1998 deficit.

INVESTING. The asset sale proceeds realized during the nine months ended March 31, 1998 were derived from the sale of the Company's undeveloped Canadian property and various producing properties. Given the relatively minor net proceeds from oil and gas sales generated by the Company's existing production and the change in strategy described above, the Company is seeking to dispose of its remaining properties. Proceeds from the disposition, however, are not expected to be significant.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. Although the Company's properties were marginally profitable during the three and nine months ended March 31, 1998 (no material change from the comparable 1997 periods), the properties are not projected to achieve profitability on a regular basis going forward.
Hence, the Company has decided to dispose of them.

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

Additionally, the Company hired a full time president and began actively pursuing its business strategy of developing 3-D seismic projects in the Rocky Mountain and northern plains regions.

The effect of running a more active company is reflected in the increase in general and administrative expense during the first nine months of fiscal 1998 versus the same nine month period of fiscal 1997. Specifically, salary expense, professional fees and management fees all were significantly higher during fiscal 1998. The Company printed and distributed its June 30, 1997 annual report to shareholders in conjunction with its annual meeting held in October 1997 and negotiated and closed the Shorco Merger during fiscal 1998; no comparable costs were incurred during the nine months ended March 31, 1997.

Equity issued as compensation totaled $792,500 and $345,000 during fiscal 1998 and 1997, respectively. The expense consisted of non-cash items of $755,000 and $287,000 during the nine months ended March 31, 1998 and 1997, respectively, made pursuant to Statement of Financial Accounting Standard 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Additional amounts of $37,500 and $58,000 (also non-cash) during fiscal 1997 and 1998, respectively, are included in equity issued as compensation expense. This amount represents the fair market value of shares of the Company's common stock issued for services rendered by consultants.

OTHER. Interest income derives from the investment of the proceeds of the private equity offering.

YEAR 2000. The Company does not anticipate incurring any costs associated with modifying its computer system to be year 2000 compatible. The initial design of the system used to process the Company's accounting data and well operations information incorporated year 2000 capability. The Company currently has no electronic data processing systems other than the accounting/well operations system.

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

               None.

Item 5.        Other Information.

               None.

Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibit 10.1 Agreement and Plan of Merger, dated as of
                   February 6, 1998, between the Company and Shoreline Resource Company, Inc., CWSub, Inc., F. Robert Tiddens, Cindy L. Stewart and John F. Greene.

                   Exhibit 10.2 Agreement for Consulting Services, dated as of January 1, 1998, between the Company and Sayed Consulting, Inc.

                   Exhibit 27  Financial Data Schedule.

               (b) Reports on Form 8-K.

                   On February 20, 1998 the Company filed a Form 8-K describing its merger with Shoreline Resource Company, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COLORADO WYOMING RESERVE COMPANY


Dated:  May 20, 1998                        By:     /S/  KIM M. FUERST
                                               -----------------------------
                                                  Kim M. Fuerst, President

                                         EXHIBIT INDEX
EXHIBIT
NO.            DESCRIPTION                                METHOD OF FILING

10.1           Agreement and Plan of Merger               Filed herewith electronically.

10.2           Agreement for Consulting Services          Filed herewith electronically.

27             Financial Data Schedule                    Filed herewith electronically.