Form 10KSB
period 1998-06-30
COLORADO WYOMING RESERVE CO
filed 1998-12-24
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998                       File No. 0-09482

                        COLORADO WYOMING RESERVE COMPANY
         (Name of Small Business Issuer as Specified in its Charter)


                 WYOMING                              83-0246080
     (State of other jurisdiction                  (I.R.S. Employer
           of incorporation)                      Identification No.)


          751 HORIZON COURT, SUITE 205, GRAND JUNCTION, COLORADO 81506
                    (Address of Principal Executive Office)


Issuer's telephone number including area code:  (970) 255-9995

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

           YES         NO  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:   $32,798

As of December 16, 1998, 2,491,694 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $2,527,315 based on the average bid and ask price of the Company's Common Stock of $1.531, as reported by the NASD on the OTC Bulletin Board System on December 16, 1998.

                                     PART I

ITEM 1.    BUSINESS

(a) Business Development. Colorado Wyoming Reserve Company (formerly Mystique Developments, Inc.) ("CWYR" or the "Company"), with its mailing address at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506, telephone number (970) 255-9995, was incorporated as a Wyoming corporation on November 7, 1979. CWYR was organized for the purpose of engaging in oil and gas activities including exploration for and development and production of oil and gas reserves.

(b)   Business of Issuer


GENERAL

The Company is an oil and natural gas exploration and production company with a geographical focus in the Rocky Mountain region of the western United States. Management's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of 3-D geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands.

The Company is currently focusing its exploratory efforts in the central Paradox Basin area of southeastern Utah (the "Paradox Basin Project"), having sold its North Dakota properties in November 1998. See Item 12 - "Certain Relationships and Related Transactions" and Note 8 to the Financial Statements "Subsequent Events." The Paradox Basin Project will utilize geoscientists and technology that have had previous success in the Paradox Basin, and will focus on areas previously under-explored by conventional methodology. CWYR has access to results of exploratory drilling in the Project area which will supply a database of subsurface geologic information to assist the Company in determining the best location for a 3-D seismic survey.

Currently, however, the Company has no revenue stream to finance a 3-D seismic survey, and is continuing to incur financial obligations for general and administrative expense items. Since it had less than $10,000 cash at December 14, 1998, the Company's development of the Paradox Basin Project and continued existence is dependent upon its ability to raise additional capital in the immediate future. Accordingly, the Company is considering various financing alternatives. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


EQUIPMENT, PRODUCTS AND RAW MATERIALS

CWYR owns no drilling rigs, and drilling, if any, will be accomplished by independent contractors, typically on a footage or day rate basis, for which the Company may bear the risks of fire, blowout or other catastrophe to its property.

As of June 30, 1998, only one of the Company's oil and gas wells was producing. As noted above, subsequent to the fiscal year end, the Company sold all of its developed acreage and currently owns only leasehold interests in undeveloped acreage in the Paradox Basin.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's presently-undeveloped properties. The acquisition, development, production and sale of oil and gas is subject to many factors which are outside the Company's control. These factors include national and international economic conditions, market forces, transportation constraints, geologic anomalies, production limitations, availability of drilling rigs, casing, pipe and other fuels, and regulation by federal and state governmental authorities. CWYR acquires leasehold interests in oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of CWYR, see Item 2.

COMPETITION

There is significant competition for the acquisition of properties capable of producing oil and gas, as well as for the equipment and labor required to develop and operate such properties. Many of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with those companies in the acquisition of attractive oil and gas properties on terms it considers acceptable. In addition, the Company will face competition for the sale of its oil and gas, should such be produced, from a substantial number of companies, many of which have greater financial or other resources than the Company.


REGULATION

If the Company is successful in developing the Paradox Basin Project, the availability of a ready market for its oil and gas production will depend upon numerous factors beyond the Company's control. These factors include regulation of natural gas and oil transportation, federal and state regulations governing environmental quality and pollution control, the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, and control contamination of the environment.

Sales of crude oil, condensate and gas liquids are currently not subject to federal regulation and are made at market prices. The state of Utah, in which the Company's properties are located, regulates the production and sale of natural gas and oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and other resources. Such provisions may restrict the number of wells that may be drilled on a particular lease or in a particular field. Recent trends indicate increased state and local regulation of oil and gas activities and pipeline operations which may impact the Company's operations; however, these impacts are not expected to be significant.


ENVIRONMENTAL LAWS

The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental or cultural resource protection. These laws and regulations may
(a) require the acquisition of a permit prior to constructing a drill site, commencing drilling or constructing pipelines; (b) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; (c) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, culturally sensitive and other protected areas; and (d) impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulations is likely to continue. Existing, as well as future legislation and regulations, could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Since inception, the Company has not been required to make any material expenditures with respect to compliance with environmental laws and does not expect to make any material expenditures during the current and following fiscal year.


EMPLOYEES

As of June 30, 1998, the Company had one part-time employee. The Company employs consultants as needed.

ITEM 2.    PROPERTIES

The Company's principal office is located at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506.

PRODUCING WELLS AND ACREAGE. The following table sets forth CWYR's total gross and net productive oil and gas wells and developed acreage:


                          PRODUCTIVE WELLS AND ACREAGE
                                  JUNE 30, 1998

                                               WELLS
                                -----------------------------------
                  ACREAGE             GROSS               NET
              ---------------   -----------------   ---------------
               GROSS    NET       OIL      GAS        OIL     GAS
              -------  ------   -------  --------   -------  ------
North Dakota    241     227       7*        0        6.30     0.00

      *  Only one of the seven wells is currently producing.



                               UNDEVELOPED ACREAGE

                                         GROSS        NET
                                       --------    ---------
              North Dakota               3,766        2,922
              Utah                      52,918       52,918
                                       --------    ---------
                                        56,684       55,840
                                       ========    =========

CWYR's oil and gas properties are in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations. CWYR believes that its methods of investigating are consistent with practices customary in the industry and that it has generally satisfactory title to the leases covering its proved reserves. In connection with a financing transaction subsequent to the fiscal year end, the Company granted an interest in all of its remaining properties to secure the repayment of a bridge loan in the principal amount of $120,000 from The James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"). If the loan is not repaid by its due date of January 15, 1999 or if the Company defaults under any provision of the loan agreement, the Trust may foreclose on all of the Company's properties and force a sale of such properties to repay the Company's indebtedness. For additional discussion about the terms of the bridge loan, see Note 8 to the Financial Statements "Subsequent Events," and Item 12 - "Certain Relationships and Related Transactions."

During fiscal 1998 and 1997:

o There have been no reserve estimates filed with any other United States federal authority or agency.

o The Company was not a party to any long-term supply or similar agreements with foreign governments or authorities in which CWYR acted as a producer.

o     The Company drilled no productive or dry exploratory or development wells.

o The Company was not (nor is it currently) obligated to provide a fixed and determinable quantity of oil and gas pursuant to any contracts or agreements.

                              AVERAGE SALES PRICE AND PRODUCTION COST
          ------------------------------------------------------------------------------
                                                                    1998          1997
                                                                ---------     ----------

          Average sales price per equivalent barrel of oil       $  15.49     $  19.77
          Average production (lifting) cost per equivalent       $  15.96     $  20.12
             barrel of oil (1)

---------------------

(1)Natural gas equivalents are determined using a ratio of six MCF of natural gas to one BBL of crude oil.


ITEM 3.    LEGAL PROCEEDINGS

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Annual Report, no matter was submitted to a vote of CWYR's security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
           MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of CWYR is traded on the OTC Bulletin Board System. The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of CWYR is minimal.


                 FOR THE QUARTER ENDED        LOW        HIGH
               --------------------------   --------   --------
               September 30, 1996            No Bid     No Bid
               December 31, 1996            $ 0.75     $2.00
               March 31, 1997               $ 2.00     $4.25
               June 30, 1997                $ 3.00     $3.37
               September 30, 1997           $ 2.00     $3.00
               December 31, 1997            $ 1.13     $2.00
               March 31, 1998               $ 1.13     $3.56
               June 30, 1998                $ 1.44     $3.13

The number of record holders of Common Stock of CWYR as of December 16, 1998, was approximately 2,744. The closing price as of that date, as quoted by the NASD OTC Bulletin Board under the symbol "CWYR," was $1.375.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, CWYR had no cash and, after the fiscal 1999 property sale described below and short term financing obtained by the Company during November 1998, had less than $10,000 cash at December 14, 1998. Further, the Company currently has no revenues and continues to incur obligations related to certain general and administrative expense items. The Company's existence is contingent upon its ability to raise additional capital in the very near future.

The Company is currently reviewing financing alternatives with the view to raising that capital. Continued development of the Company's only significant asset, the Paradox Basin Project (see below) is dependent on success of the capital raising efforts. Since the Company has negative operating cash flow, the capital raised must be sufficient to cover day-to-day operations as well as development of the Paradox Basin Project. Failure to raise the capital could lead to liquidation of the CWYR's assets on terms unfavorable to the Company. No firm commitment from a capital source presently exists.

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

Given the preceding, during fiscal 1998 the Company revised its strategy and entered into an exploration joint venture and a merger agreement. In conjunction with the merger agreement, the Company amassed a block of exploratory acreage in the Paradox Basin (Utah). To date, the Company has acquired a total of approximately 53,000 acres and, subject to financing, could acquire additional acreage. The project will require 3-D seismic surveys in order to determine if the acreage is likely to contain hydrocarbons and whether drilling will be economically feasible. Initially, a 26-square mile seismic shoot would be conducted. CWYR has undertaken discussions with several seismic companies in an effort to arrange a financing plan which would provide for the Company's financial obligation to be conditioned upon successful identification and definition of a well site(s). It is anticipated that the Company would have complete access to (although not ownership of) the seismic data.

Pursuant to the joint venture mentioned in the preceding paragraph, the Company purchased a once producing field in North Dakota from a financially distressed entity. The purchase included seven producing wells, a saltwater disposal well and a total of 1,300 acres. Subsequently, an additional 1,700 developmental acres have been acquired. However, in order to raise cash for its short term obligations, the Company sold the property subsequent to June 30, 1998. See Item 12 "Certain Relationships and Related Transactions" for additional discussion about the sale of such property.

OPERATIONS. Increases in general and administrative expense during fiscal 1998, combined with lower 1998 revenues, resulted in the higher 1998 deficit.

INVESTING. The asset sale proceeds realized during fiscal 1998 were derived from the sale of the Company's undeveloped Canadian property and various producing properties. The purchase of the Paradox Basin acreage and the North Dakota property accounted for the fiscal 1998 property acquisition expenditures.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties operated at virtually breakeven cash flow in both fiscal 1998 and 1997; at the present oil price, they would operate at a loss. Given the marginal nature of the properties, all but one were put up for sale during fiscal 1998 and the last property was sold during November 1998. The fiscal 1998 exploration cost reflects the exploratory activity undertaken by the Company during the past year.

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

Additionally, the Company hired a president and began actively pursuing its business strategy of developing 3-D seismic projects in the Rocky Mountain and northern plains regions.

The effect of running a more active company is reflected in the increase in general and administrative expense during fiscal 1998 versus fiscal 1997. Specifically, salary expense, professional fees and management fees all were significantly higher during fiscal 1998. The Company printed and distributed its June 30, 1997 annual report to shareholders in conjunction with its annual meeting held in October 1997 and negotiated and closed a merger during fiscal 1998; no comparable costs were incurred during fiscal 1997.

Equity issued as compensation totaled $792,500 and $345,000 during fiscal 1998 and 1997, respectively. The expense consisted of charges related to stock options and warrants granted to non-employees of $755,000 and $287,000 during fiscal 1998 and 1997, respectively, made pursuant to Statement of Financial Accounting Standard 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Additional amounts of $37,500 and $58,000 during fiscal 1998 and 1997, respectively, are included in general and administrative expense. This amount represents the fair market value of shares of the Company's common stock issued for services rendered by consultants.

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

Since the Company currently has no significant field operations it has no material relationships with third parties. Accordingly, the Company has limited exposure regarding year 2000 issues related to third party companies.

EFFECT OF CHANGES IN PRICES

The Company's results of operations and cash flow are affected by changing oil and gas prices which are largely out of its control. Inflation has virtually no effect on the Company and it is not possible to predict what, if any, future effect inflation might have on the Company.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting of comprehensive income and its components. The FASB also issued SFAS No. 131, SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

In June 1998, SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

The Company believes that the adoption of these statements will have no material effect on the Company's financial statements.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at Pages 10 through 24 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

CWYR has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Colorado Wyoming Reserve Company


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company and its subsidiary at June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring negative cash flows from operations and has no available funds. These items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






PricewaterhouseCoopers LLP
Denver, Colorado
December 23, 1998

                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997

                                                               1998           1997
                                                            ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                               $       --     $  748,459
   Trade accounts receivable                                    3,593          3,918
   Related party receivable                                        --         11,095
                                                           -----------    -----------
                                                                3,593         15,013

   Assets held for sale                                        10,000         37,000
   Prepaid expenses                                             5,686            850
                                                           -----------    -----------
         Total current assets                                  19,279        801,322

PROPERTY AND EQUIPMENT:
   Unproved oil and gas properties                            653,250             --
   Proved oil and gas properties, net of accumulated
      impairments of $0 and $157,509 at June 30, 1998
      1997, respectively                                       64,460        127,513
   Other property and equipment                                13,645         11,346
                                                           -----------    -----------
                                                              731,355        138,859

   Less accumulated depreciation, depletion and
      amortization:
      Proved properties                                           --         (72,301)
      Other property and equipment                             (6,383)        (2,421)
                                                           -----------    -----------
                                                               (6,383)       (74,722)
                                                           -----------    -----------
         Net property and equipment                           724,972         64,137
                                                           -----------    -----------
                                                           $  744,251     $  865,459
                                                           ===========    ===========


CURRENT LIABILITIES:`
   Trade accounts payable                                  $   67,017     $    9,325
   Bank overdrafts                                             19,444             --
   Accrued payroll taxes                                           --         11,309
   Other accrued liabilities                                   30,067         25,250
   Property remediation                                        64,000             --
   Related party payables                                      46,596          2,490
                                                           -----------    -----------
                                                              227,124         48,374

Commitments (Note 9)

EQUITY:
   Common stock, $.01 par value:  authorized--
      75,000,000 shares; issued and outstanding--
      2,467,694 and 1,595,076 shares at June 30, 1998,
      and 1997, respectively                                   24,677         15,951
   Additional paid-in capital                               4,283,320      3,175,545
   Accumulated deficit                                     (3,790,870)    (2,374,411)
                                                           -----------    -----------
                                                              517,127        817,085
                                                           -----------    -----------
                                                           $  744,251     $  865,459
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                  1998             1997
                                              -----------     ------------
REVENUES:
   Oil and gas sales                          $    32,798     $     62,644
   Other                                               --            3,150
                                              -----------     ------------
Total revenues                                     32,798           65,794

EXPENSES:
   Operation of producing properties               33,794           63,743
   Production taxes                                 3,871            3,679
   Exploration cost                                28,796               --
   Depreciation, depletion and amortization         3,962           20,108
   Impairment expense                              45,212          588,998
   Bad debt expense                                 1,694               --
   General and administrative                   1,367,399          616,962
                                              -----------     ------------
Total expenses                                  1,484,728        1,293,490
                                              -----------     ------------

Operating loss                                 (1,451,930)      (1,227,696)

OTHER INCOME
   Interest income                                 19,135           15,539
   Gain on sale of assets                          16,336               --
                                              -----------     ------------
Loss before income taxes                      $(1,416,459)    $ (1,212,157)
                                              -----------     ------------

Provision for income taxes                             --               --
                                              -----------     ------------
Net loss                                      $(1,416,459)    $ (1,212,157)
                                              ===========     ============

   Basic and diluted loss per share           $   (0.73)      $    (1.04)
                                              ===========     ============

   Weighted average common shares               1,941,494        1,163,638
      outstanding
                                              ===========     ============

   The accompanying notes are an integral part of these financial statements.

                                            COLORADO WYOMING RESERVE COMPANY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           YEARS ENDED JUNE 30, 1998 AND 1997



                                         ---COMMON STOCK---        ADDITIONAL
                                     --------------------------     PAID-IN        ACCUMULATED
                                        SHARES       PAR VALUE      CAPITAL          DEFICIT            TOTAL
                                     ------------   -----------   ------------   ---------------   --------------
BALANCE, JUNE 30, 1996                    550,076   $     5,501   $  1,866,867   $    (1,162,254)  $      710,114

Equity issued as compensation              60,000           600        344,400                --          345,000
Sale of common stock                      985,000         9,850        964,278                --          974,128
Net (loss) for the year ended
   June 30, 1997                               --            --             --        (1,212,157)      (1,212,157)
                                     ------------   -----------   ------------   ---------------   --------------
BALANCE, JUNE 30, 1997                  1,595,076   $    15,951   $  3,175,545   $    (2,374,411)  $      817,085

Equity issued as compensation              25,000           250        792,250                --          792,500
Common stock issued in merger             797,618         7,976        266,025                --          274,001
Sale of common stock                       50,000           500         49,500                --           50,000
Net (loss) for the year ended
   June 30, 1998                               --            --             --        (1,416,459)      (1,416,459)
                                     ------------   -----------   ------------   ---------------   --------------
BALANCE, JUNE 30, 1998                  2,467,694   $    24,677   $  4,283,320   $    (3,790,870)  $      517,127
                                     ============   ===========   ============   ===============   ==============



   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                        1998            1997
                                                    -----------     -----------
Cash flows from operating activities:
Net loss income                                     $(1,416,459)    $(1,212,157)
Adjustments to reconcile net loss to
  net cash used in operating activities:

Depletion, depreciation and amortization                  3,962          20,108
Gain on asset sale                                      (16,337)             --
Impairment expense                                       45,212         588,998
Equity issued as compensation for                       792,500         345,000
    consulting services
Other                                                        --          (1,653)

Changes in current assets and liabilities:
    Receivables                                          11,420           1,606
    Payables                                            114,750          18,852
    Other                                                (4,832)           (850)
                                                    -----------     -----------
Net cash used in operating activities                  (469,784)       (240,096)

Cash flows used in investing activities:
    Additions to unproved properties                   (326,250)             --
    Additions to proved properties                      (53,460)             --
    Equipment purchases                                  (2,300)        (10,544)
    Proceeds from asset sales                            53,335              --
                                                    -----------     -----------
Net cash used in investing activities                  (328,675)        (10,544)

Cash flows from financing activities:
    Sale of common stock                                 50,000         974,128
                                                    -----------     -----------
Net cash provided by financing activities                50,000         974,128
                                                    -----------     -----------

Net increase (decrease) in cash and equivalents        (748,459)        723,488
Cash and equivalents at beginning of period             748,459          24,971
                                                    -----------     -----------

Cash and equivalents at end of period               $        --     $   748,459
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

Supplemental schedule of non-cash investing and financing activities:

FISCAL 1998
The Company issued 25,000 common shares to its management company for services rendered. The shares issued were valued at $1.50 per share, the market price at the date of issuance. Additionally, the Company issued 797,618 common shares valued at $.34 per share for all of the outstanding shares of Shoreline Resource Company, Inc.

FISCAL 1997
The Company issued 50,000 shares to a financial consulting company for services rendered. An additional 10,000 shares were issued to a former officer in satisfaction of an outstanding liability. In both instances, the shares issued were valued at $1 per share, the market price at the date of issuance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL:

       The Company operates principally in the exploration, development and production of oil and gas properties.

       GOING CONCERN:

       The Company currently has no funds available to pay its obligations or to fund further exploration and development of its only significant asset, the Paradox Basin property. The Company continues to incur obligations with respect to certain general and administrative items. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these issues consist of attempting to raise additional capital through a private placement and looking at other financing alternatives for exploration of the Paradox Basin property. Failure to raise additional funds could result in the liquidation of the Company.

       The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       CASH AND CASH EQUIVALENTS:

       The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because the instruments have maturity dates of three months or less.

       CONCENTRATION OF CREDIT RISK:

       Substantially all of the Company's trade receivables are within the oil and gas industry, primarily from purchasers of oil and gas and joint venture participants, and collectibility is dependent upon the general economic conditions of the industry. The receivables are not collateralized.

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

       Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs or unproved properties, on a property-by-property basis, are considered to be not realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage.

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

       OTHER PROPERTY AND EQUIPMENT:

       Other property and equipment is depreciated using the straight line method over the estimated useful life of the property.

       PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. Inter-company transactions and accounts are eliminated in consolidation.

       INCOME TAXES:

       Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

       NET LOSS ATTRIBUTABLE TO COMMON SHARES:

       The Company adopted Statement of Financial Accounting Standard 128, EARNINGS PER SHARE ("SFAS 128") during fiscal 1998. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by taking into account all potentially dilutive securities. The Company has not included potentially dilutive securities consisting of options to purchase 1.715 million shares and
       1.375 million shares in 1998 and 1997, respectively, because they would be anti-dilutive.

       RECLASSIFICATIONS:

       Certain amounts in the accompanying consolidated financial statements for 1997 have been reclassified to conform to the classifications used in 1998.

       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

       The FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting of comprehensive income and its components. The FASB also issued SFAS No. 131, SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

       In June 1998, SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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

       ENVIRONMENTAL LIABILITIES:

       The Company estimates the costs associated with plugging and abandoning its producing oil and gas wells and accrues such costs, net of any expected equipment salvage value, as a liability. The cost is amortized over the life of the wells. Liabilities of this nature are disclosed as property remediation liabilities in the balance sheet. The Company does not use discounting in the determination of these liabilities.

2.     MERGER WITH SHORELINE RESOURCE COMPANY

       On February 6, 1998, the Company entered into an Agreement and Plan of Merger, dated as of February 6, 1998 (the "Merger Agreement") with Shoreline Resource Company, Inc., a Colorado corporation ("Shorco"), CWSub, Inc., a wholly-owned subsidiary of the Company, incorporated in the state of Colorado ("CWSub") and F. Robert Tiddens, Cindy L. Stewart and John F. Greene, the shareholders of Shorco (the "Shorco Shareholders"). Pursuant to the terms of the Merger Agreement, CWSub was merged with and into Shorco, with Shorco surviving the Merger and becoming a wholly-owned subsidiary of the Company at the Merger Effective Time (as defined in the Merger Agreement). The financial year-end of Shorco following the Merger was June 30, 1998.

       The Merger consideration consisted of issuance by the Company of 797,618 shares of its common stock, $.01 par value per share ("Common Stock") in exchange for all of the issued and outstanding common stock of Shorco. As a result of the Merger, the Shorco Shareholders, collectively, owned approximately 33% of the outstanding Common Stock of the Company.

       At the time of the Merger, Shorco's only assets consisted of unproved oil, gas and mineral leasehold interests in approximately 20,300 acres in a targeted area in southern Utah, along with a team of geo-scientists having access to state-of-the-art "3-D" seismic processing techniques for use in developing a "3-D" seismic exploration project in such area. Shorco had no operating activity prior to the Merger. Accordingly, no pro forma results of operations showing the effect on the Company of the Shorco Merger have been prepared.

3.     INCOME TAXES

       No tax benefits from the losses incurred during fiscal 1998 and 1997 were recognized due to the substantial uncertainty as to their eventual utilization.

       Effective tax rates differ from the Federal income tax rate as shown in the following table.

                                                       PERCENT OF PRETAX (LOSS) INCOME

                                                             1998           1997
                                                           ---------     ----------
          Federal statutory rate                             (34)%         (34)%
          State income taxes                                  (3)%          (3)%
          Change in valuation allowance                        30%           27%
          Expiration of prior year loss carryforwards           7%           10%
                                                           ---------     ----------
          Effective rate                                       --            --
                                                           =========     ==========

       Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at June 30, 1998 and 1997 are as follows:

                                                                 1998        1997
                                                              ---------    --------
          Deferred tax assets
            Oil and gas properties                            $      --    $226,000
            Net operating loss and tax credit carryforward      885,000     492,000
                                                              ---------    --------
                                                                885,000     718,000

          Valuation allowance                                  (885,000)   (704,000)
                                                              ---------    --------
            Deferred tax assets                                      --      14,000
          Deferred tax liabilities
            Depletion, depreciation and amortization of
            property and equipment                                   --     (14,000)
                                                              ---------    --------
              Net deferred tax assets                         $      --          --
                                                              =========    ========

       SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carry forwards can be used to offset future reversals of existing deferred tax liabilities. The Company increased its valuation allowance by $181,000 and $348,000 during fiscal 1998 and 1997, respectively.

       At June 30, 1998, the Company had tax basis net operating loss carry forwards available to offset future taxable income of $2.3 million, which expire from 1999 to 2012. Of that amount, approximately $956,000 can never be used by the Company and the usage of $363,000 is limited to certain maximum yearly amounts over a 15- year period, as a result of the change in control occurring during fiscal 1998 and 1997.

4.     MAJOR CUSTOMERS

       The following are considered major customers which account for ten percent or more of total operating revenues in 1998 and 1997.

                                              1998      1997
                                             -------   ------
               Conoco Oil Company              23%       60%

               Penroc Oil Corporation           --       24%

               Texaco Oil Company              17%       12%

               Phillips Company                41%        --

               Duke Energy                     19%        --


5.     RELATED PARTIES

       During the fiscal year ended June 30, 1996, the Company received property valued at $490,000 in exchange for a receivable from a company of which a former president of the Company served as an officer. During the fiscal year ended June 30, 1997, the Company recognized an impairment expense of $453,000 on such property.

       Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company for a fee of $3,000 per month and reimbursement of third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Agreement, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share.

       Effective as of January 1, 1998, the Company entered into an Agreement for Consulting Services (the "SCI Agreement") with Sayed Consulting, Inc., a Nevada corporation ("SCI"). Pursuant to the terms of the SCI Agreement SCI performs certain investor and public relations functions for the Company for a fee of $1,000 per month and reimbursement of third party expenses. The SCI Agreement is for a term of one year, but may be terminated by either party with or without cause upon 30 days written notice to the other party. On January 30, 1998 in connection with the SCI Agreement, the Company issued to SCI an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, which options have been repriced as of December 4, 1998 to $1.00 per share pursuant to the Bridge Loan Extension described below. Coupled with its prior ownership of the Company's Common Stock, SCI beneficially owns approximately 11.1 percent of the Company. Waseem A. Sayed owns 100 percent of SCI and serves as its President. Mr. Sayed's brother, Rafiq A. Sayed, was appointed as a member of the Company's Board of Directors effective September 4, 1998. Dr. Syed A. Daud, a recently-appointed member of the Board of Directors, serves as Vice President of Investor Relations & Communications for SCI.

       The Company entered into a Contract Operator Agreement and Operating Agreement, effective March 13, 1998 with ST Oil Company, a Nevada corporation ("ST"), pursuant to which ST serves as managing agent and attorney-in-fact for the Company, and as operator of record of the Companies properties located in North Dakota (the "ST Agreement"). In return for its services, ST is entitled to receive, at payout, a five percent working interest in the leases and wells. Mr. Butler owns approximately 52 percent of ST and serves as its President and Chief Executive Officer. Subsequent to the fiscal year-end, however, the ST Agreement was assigned by the Company to FM Energy, LLC in connection with the North Dakota Agreement. See Note 8.

       For related-party transactions occurring subsequent to June 30, 1998, see
       Note 8.

6.     OPTIONS, WARRANTS AND RESERVED SHARES

       On October 18, 1996 the Board of Directors of the Company adopted the Incentive Stock Option Plan ("the ISO Plan"). On April 5, 1997 the Board adopted the Equity Incentive Plan ("the Equity Plan"). Both plans were approved by stockholders at the Company's 1997 annual meeting. On February 11, 1998, the Equity Plan was amended to delete the automatic six-month vesting requirement for options granted thereunder to allow the Board of Directors or committee broad discretion in determining such requirements.

       The ISO Plan was established for the purpose of providing an option to purchase the Company's common stock to one key employee of the Company, while the Equity Plan allows option grants to various employees, non-employees, directors, consultants and advisors.

       Options under both the plans may have a term of up to ten years; the actual term and any vesting requirements are set at the discretion of the Board of Directors or a Committee thereof. The maximum number of shares authorized for issuance under the ISO Plan is 500,000 shares; under the Equity Plan the maximum is 2.5 million shares.

       The following is a summary of the Company's option activity for the years ended June 30, 1998 and June 30, 1997:

                                                      1998                        1997
                                          --------------------------  ----------------------------
                                                           WEIGHTED                     WEIGHTED
                                                           AVERAGE                       AVERAGE
                                                           EXERCISE                     EXERCISE
                                             OPTIONS        PRICE         OPTIONS        PRICE
                                          -------------   ----------   -----------   ------------

Options outstanding, beginning of year       1,375,000    $   1.00             --            N/A
Granted
 Exercise price same as market price           200,000    $   3.25      1,275,000     $     1.00
 Exercise price less than market price         315,000    $   1.59        100,000     $     1.00
 Exercise price greater than market price      125,000    $   1.50             --             --
Expired                                        (50,000)   $   1.00             --             --
Exercised                                      (50,000)   $   1.00             --             --
                                          ------------    --------    -----------     ----------
Options outstanding, end of year             1,915,000    $   1.36      1,375,000     $     1.00
                                          ============    ========    ===========     ==========
Exercisable at end of year                   1,690,000    $   1.14      1,375,000     $     1.00
                                          ============    ========    ===========     ==========


       Exercise prices for options outstanding as of June 30, 1998:

                          OPTIONS
        EXERCISE        OUTSTANDING        WEIGHTED AVERAGE     OPTIONS EXERCISABLE
          PRICE        JUNE 30, 1998       CONTRACTUAL LIFE        JUNE 30, 1998
       -----------   ----------------     ------------------   ---------------------

       $     1.00        1,325,000               7.92            1,325,000
       $     1.50          175,000               9.48              150,000
       $     1.75          215,000               9.60              215,000
       $     3.25          200,000              10.00                   --
                     ----------------     ------------------   ---------------------
                         1,915,000               8.92            1,690,000

       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                                        YEARS ENDED JUNE 30,
                                                                 --------------------------------
                                                                     1998                1997
                                                                 -------------     --------------

         Risk free interest rate                                  5.9% to 6.5%       5.4% to 5.6%
         Volatility factor                                                160%                60%
         Dividend yield                                                     0%                 0%
         Expected term of options                                     10 years      5 to 10 years
         Weighted average fair value of options granted:
           Exercise price equals market price                    $        3.23     $         0.54
           Exercise price less than the market price             $        1.85     $         2.57
           Exercise price greater than the market price          $        1.36                 --

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

       Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                 FOR THE YEAR ENDED JUNE 30,
                                            -----------------------------------
                                                 1998                 1997
                                            --------------       --------------
               Net loss as reported         $  (1,416,459)       $  (1,212,157)
               Pro forma                    $  (2,061,935)       $  (1,870,581)

               Net loss per share
                 as reported                $       (0.73)       $       (1.04)
               Pro forma                    $       (1.06)       $       (1.61)

7.     SUPPLEMENTAL OIL AND GAS INFORMATION

       Capitalized costs relating to oil and gas producing activities at June 30, 1998 and 1997 are as follows:

                                                       1998             1997
                                                    -----------      -----------
          Unproved oil and gas properties            $  653,250      $        --
          Proved oil and gas properties                  64,460          127,513
          Less accumulated depreciation                      --         (72,301)
            and depletion
                                                    -----------      -----------
          Net capitalized cost                      $   717,710      $    55,212
                                                    ===========      ===========

       Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 1998 and 1997 are as follows:

                                                       1998              1997
                                                    ----------       -----------
          Acquisition of unproved properties        $  653,250       $        --
          Acquisition of proved properties              64,460                --
                                                    ----------       -----------
          Net capitalized cost                      $  717,710       $        --
                                                    ==========       ===========

       Results of operations for oil and gas producing activities for the years ended June 30, 1998 and 1997 are as follows:

                                                           1998            1997
                                                        ---------      ----------
          Revenues                                       $ 32,798       $  62,644
          Production costs                                 37,665          67,422
          Depreciation, depletion and impairments          45,212         607,361
                                                        ---------      ----------
                                                           82,877         674,783
                                                        ---------      ----------
          Results of operations from producing
            activities (excluding corporate overhead
            and interest costs)                          $(50,079)    $ (612,139)
                                                        =========      ==========

       The following information relates to the Company's estimates of proved reserves of oil and gas, changes in proved reserves of oil and gas, standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. All reserves are located in the United States.

       RESERVES (UNAUDITED)

       The estimates of the Company's proved oil and gas reserves and the changes in those reserves include only "proved developed" reserves. Proved developed reserves are reserves which can be expected to be recovered from existing wells using existing equipment and operating methods.

       The estimates of proved reserves for 1998 and 1997 were determined by the Company's management company. Both estimates take into account the effect of past performance and existing economic conditions. Reserve estimates vary from year to year because they are based upon judgmental factors involved in interpreting and analyzing production performance, geological and engineering data and changes in prices, operating costs, and other economic, regulatory and operating conditions. Changes in such factors can have a significant impact on the estimated future recoverable reserves and estimated future net revenue by changing the economic life of the properties.

       The Company considers these reserve estimates to be reasonable in light of past operating results and other data available. However, there can be no assurance that actual production in the future will not vary substantially from such estimates.

       The following table shows the Company's total proved reserves, all of which are developed, at June 30, 1998 and 1997.


                           1998                           1997
                --------------------------     ---------------------------
                    OIL            GAS             OIL             GAS
                ------------   -----------     ------------    -----------
                     --            --             31,308          6,881

       As of June 30, 1998, the Company had no economically recoverable reserves as determined using the guidelines of Statement of Financial Accounting Standards No. 69, described below.

       Changes in net proved reserves of oil and gas for the years ending June 30, 1998 and 1997 are as follows:

                                                1998                      1997
                                        ---------------------    -----------------------
                                           OIL         GAS          OIL          GAS
                                        ----------   --------    ----------  -----------
       Beginning                          31,308       6,881       54,600     1,366,100
       Revision of previous estimate     (25,277)         --      (18,720)   (1,356,181)
       Sale of reserves                  (29,592)     (6,881)      (2,011)           --
       Purchase of reserves in place      25,678          --           --            --
       Discoveries                            --          --           --            --
       Production                         (2,117)         --       (2,561)       (3,038)
                                        ----------   --------    ----------  -----------
       Ending                                 --          --       31,308         6,881
                                        ==========   ========    ==========  ===========

       STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS (UNAUDITED)

       Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

       Future cash inflows and future production and development costs are determined by applying year-end process and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and investment tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10 percent annual discount factor.

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

       Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves at June 30, 1998 and 1997 are as follows:

                                                            1998         1997
                                                          ---------   ----------
        Future cash inflows                                  --        $ 561,000
        Future production costs                              --         (448,000)
                                                          ---------   ----------
        Future net cash flows                                --          113,000
        Less 10% annual discount for estimated
          timing of cash flows                               --          (47,000)
                                                          ---------   ----------
        Standardized measure of discounted
           future net cash flows                             --        $  66,000
                                                          =========   ==========

       No future income tax provision is made due to the Company's tax loss carryforward.

       The following are principal sources of change in the standardized measure of discounted future net cash flows during the years ending June 30, 1998 and 1997:

                                                                  1998         1997
                                                                ---------   ----------
        Beginning of year                                       $  66,000    $ 795,000
        Sales of oil and gas produced, net of production            3,000        5,000
          cost
        Net changes in prices                                          --     (106,000)
        Extensions and discoveries less related costs                  --           --
        Revisions of previous quantity estimates                  (49,000)    (697,000)
        Accretion of discount                                       7,000       79,000
        Sale of reserves                                          (37,000)     (10,000)
        Purchase of reserves in place                              10,000           --
                                                              -----------   ----------
        End of year                                             $      --     $ 66,000
                                                              ===========   ==========

8.     SUBSEQUENT EVENTS

       On September 2, 1998, the Company completed a financing transaction with the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"), by executing a Loan Agreement, dated as of August 25, 1998 (the "Loan Agreement"), pursuant to which the Trust loaned $120,000 (the "Bridge Loan") to the Company to be repaid on or before October 31, 1998. In return for the Bridge Loan, the Company granted the Trust a security interest in its properties located in the Paradox Basin of southern Utah, and a ten-year warrant to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Mr. Rafiq A. Sayed was appointed to serve on the Company's Board of Directors as a designee of the Trust in connection with the Bridge Loan. As of September 2, 1998, the Trust beneficially owned approximately 9.4 percent of the Company's Common Stock. However, effective as of November 23, 1998, the Trust conveyed warrants to purchase up to 150,000 shares of the Company's Common Stock to various third parties in private transactions, thereby reducing the Trust's beneficial ownership in the Company to approximately four percent. The repayment date of the Bridge Loan was subsequently extended to November 30, 1998 in connection with the North Dakota Agreement (as defined and described herein below).

       Effective as of November 1, 1998, the Company accepted an Offer to Purchase certain of its properties located in North Dakota (the "North Dakota Agreement") submitted by FM Energy, LLC ("FM"), a California limited liability company collectively owned by the Company's President, Kim M. Fuerst, and the Trust. Pursuant to the North Dakota Agreement, the Company sold its interest in certain properties located in North Dakota in return for (a) a cash payment to the Company of $50,000; (b) extinguishment of the Company's $50,000 obligation to Kim M. Fuerst as compensation for his services as President of the Company for the months of June through October 1998; and (c) an extension of the repayment date for the Bridge Loan from October 31, 1998 to November 30, 1998. The Company acquired the North Dakota properties during fiscal 1998 for $113,392. See Item 6 - "Management's Discussion and Analysis of
       Financial Condition and Results of Operations."

       On December 4, 1998, the Board of Directors of the Company approved an agreement with the Trust to extend the repayment date for the Bridge Loan from November 30, 1998 to January 15, 1999 (the "Bridge Loan Extension"). As partial consideration therefore, the Trust received an additional warrant for the purchase of up to 100,000 shares of Common Stock at a price per share of the lower of (i) $1.00 or (ii) the lowest price per share of Common Stock or Common Stock equivalent issued by the Company in any offering of its securities occurring prior to April 1, 1999, thereby increasing the beneficial ownership by the Trust to approximately 7.6 percent. As additional consideration, the Bridge Loan Extension agreement provided that the Company (a) reprice the warrants to purchase 180,000 shares of Common Stock previously granted to the Trust at $1.00 in accordance with the price described above for the newly-granted warrants;
       (b) reprice the options held by SCI from $1.75 to $1.00 per share; and appoint Dr. Daud as a member of the Board of Directors.


9.     COMMITMENTS

       The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst receives a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. The contract is for an initial term of three years commencing October 1, 1996 and may be terminated by Mr. Fuerst upon 90 days prior written notice to the Company, and by the Company without prior notice to Mr. Fuerst, if for Cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy, LLC (of which Mr. Fuerst owns 50 percent and serves as co-manager) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase.

                                   PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the executive officers and the members of the Board of Directors of the Company.


          NAME                  AGE                       POSITION
------------------------    ------------    ------------------------------------
Kim M. Fuerst...........         48         President, Chief Executive Officer,
                                            Chief Financial Officer and Director

Faisal Chaudhary........         26         Secretary and Director

J. Samuel Butler........         53         Director

John F. Greene..........         58         Director

F. Robert Tiddens.......         44         Director

Rafiq A. Sayed..........         45         Director

Dr. Syed A. Daud........         35         Director

      KIM M. FUERST, 48, has been President, Chief Executive Officer and Director since September 1996, and Treasurer and Chief Financial and Accounting Officer since October 17, 1997. From 1994 to 1996 he was a Vice President and head of the energy group of Van Kasper and Company, an investment banking firm. From 1989 to 1994 he served in various capacities at Great Northern Gas Company including Vice President of Finance and as a Director. From 1982 to 1990 he was President and Chief Operating Officer of Karen Oil Company which, during this period, drilled over 100 wells and operated those wells that were producing wells. Over the past 25 years he has worked in a variety of energy related positions, both as an independent producer and as an investment banker.

      FAISAL CHAUDHARY, 26, has been Secretary and a Director since September 1996. He is presently President of Capco Development, Inc. in Santa Maria, California. He is a graduate of Chapman University with a degree in Commerce, and is working on his degree in law

      J. SAMUEL BUTLER, 53, Director, formed Trinity Petroleum Management, LLC and ST Oil Company in 1996 and serves as President and Chief Executive Officer of both companies. During 1998, Mr. Butler was instrumental in organizing Professional Energy Advisors, LLC, and serves on the Board of Managers thereof. In addition, he became a member of the Board of Directors of Greystone Energy, Inc., a Colorado corporation, in 1998. From 1989 to 1994, he served as Director, President and Chief Executive Officer of Sterling Energy Corp. and the Chief Executive Officer of Sheffield Exploration Company, Inc. from September 1990 to May 1996. Also during the period of September, 1989 to December, 1994, Mr. Butler was a founding principal in Petrie Parkman & Co., an investment banking firm specializing in upstream energy financing. Previously, he was President and Chief Operating Officer of Columbus Energy Corp. (Denver, Colorado) from 1985 to 1989, and today, continues to serve as a director at Columbus. Mr. Butler joined the predecessor of Columbus, Consolidated Oil and Gas, Inc., in 1974 and held the position of Vice President of Exploration, Senior Vice President of Oil and Gas Operations and Executive Vice President and Chief Operating Officer. After receiving a degree in Petroleum Engineering from the Colorado School of Mines, Mr. Butler pursued graduate studies in the field of Mineral Economics at that institution. He is a past Director of the Independent Petroleum Association of America and past Director of the Independent Petroleum Association of the Mountain States.

      DR. SYED ASLAM DAUD, 35, a Director since December, 1998, is currently Vice President, Investor Relations & Communications of Sayed Consulting Inc. in Toronto, Ontario, Canada, a position he has held since January 1996.

During a nine-month period from December 1997 to September of 1998, Dr. Daud was also an Investor Relations and Communications officer of Trivalence Mining Corporation. Prior to joining Sayed Consulting, Inc., he worked from September 1990 to October 1995 in various capacities at Shoppers Drug Mart and Shoppers Home Health Care (a division of Iamsco, Inc.), including Pharmacy System Trainer and Corporate Manager. Since 1994, Dr. Daud has served as national President of a non-profit youth organization. Dr. Daud received his M.B.B.S. degree in Medicine and Surgery from Dow Medical College, University of Karachi, Pakistan. Dr. Daud has also completed various certificate courses in computers and adult education.

      JOHN F. GREENE, 58, Director, has over 25 years experience in the oil and gas exploration and production industry. From 1985 until his retirement in 1995, Mr. Greene served as executive vice president of worldwide exploration and production for the Louisiana Land and Exploration Company, where he served on the board of directors from 1989 until his retirement. From 1981 to 1985, Mr. Greene was president and chief executive officer for Milestone Petroleum and then executive vice president of exploration for Meridian Oil and Gas Company via its merger with Milestone. He began his career at Continental Oil Company holding various positions including director of exploratory projects for onshore and offshore offices and a division exploration manager for the western United States. Mr. Greene has been a director of Basin Exploration, Inc. since February 1996 and a director of CWYR since February 1998.

      RAFIQ A. SAYED, 45, Director since September, 1998, is a technology executive with over 22 years of experience in the global telecommunications and energy industries and broad based technical management experience. He has been recognized for identifying core business needs and applying state-of-the-art technology solutions. Presently, Mr. Sayed is consulting for Enron Energy Services where he supports the Chief Information Officer in defining business processes relative to deregulation. He served on the Board of Directors of Meteor Industries, Inc., a position he held from April 1996 until September 1998. From 1981 to 1997 Mr. Sayed was with Nortel Technology in various positions of increasing responsibility, and most recently as Senior Director managing over 300 professionals and a budget in excess of $30 million, and where he was the architect in charge of the design of a state-of-the-art automation platform for large telephony switching platforms and for re-engineering of the feature processing environment for the DM8-100. Mr. Sayed graduated from Southbank College in London, England in 1975 with an H.N.D. in Electrical/Electronic Engineering (equivalent of a BSEE). He also attended Essex University in London, England where he was enrolled in an advanced computer science program with an emphasis in Operating Systems, Software Engineering and Programming.

      F. ROBERT TIDDENS, 44, Director, has over 20 years experience in oil and gas exploration, production and acquisition activities in all producing states in the continental United States. Since 1995, Mr. Tiddens was President and Chief Executive Officer of Shoreline Resource Company, Inc., a Denver based private oil and gas exploration concern he founded and subsequently merged into a subsidiary of the Company in February 1998, at which time he became a director of the Company. From 1990 to 1995, Mr. Tiddens was a consultant advising client companies in all facets relating to the oil and gas industry. Prior thereto, Mr. Tiddens was Vice President of Land & Acquisitions for Presidio Oil Company, a rapidly-growing American Stock Exchange Company based in Denver and New York. Mr. Tiddens is a graduate of the University of Wisconsin with a finance/economics degree.

      All directors of the Company serve one year terms and hold office until the annual meeting in the year in which their respective terms expire or until their respective successors are duly elected and qualified. Mr. Sayed and Dr. Daud were selected to serve on the Board of Directors pursuant to certain agreements between the Company and The James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust") in connection with a loan from the Trust to the Company, and an extension of the repayment due date of such loan. See Item 12 "Certain Relationships and Related Transactions" for additional discussion regarding the loan and related documents. All officers of the Company serve at the discretion of the Board of Directors and until the next annual meeting of directors of the Company. There are no family relationships between any director, officer or person nominated or chosen to become a director or officer and any other such persons.

COMMITTEES AND MEETINGS

      During the fiscal year ended June 30, 1998, the Board of Directors held five meetings. Faisal Chaudhary attended less than 75% of such meetings. The Board of Directors of the Company has no established committees to which it has delegated any authority.

ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company to the individuals serving as the Company's chief executive officers for each of the Company's last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION

     NAME AND POSITION(1)          YEAR      SALARY($)    BONUS($)    OTHER($)
------------------------------   --------   ----------   ---------  ----------
Kim M. Fuerst, President & CEO     1998      110,000          0      10,000(2)
                                   1997       90,000(3)       0           0

Dennis R. Staal, former President  1996       19,250          0      10,000(4)

-----------------------

(1) No other executive officer of the Company received more than $100,000 during the fiscal year ended June 30, 1998.
(2) Represents extinguishment of June salary obligation of the Company to Mr. Fuerst as partial payment for the purchase of the Company's North Dakota properties by FM Energy, LLC, of which Mr. Fuerst owns 50 percent. See Item 12.
(3)   Represents payment for nine months of service.
(4) Represents 10,000 shares of Common Stock valued at $1.00 per share that were issued in August 1996 for service by Mr. Staal to the Company.

OPTION GRANTS

      There were no grants of stock options made during the fiscal year ended June 30, 1998 to the Company's named executive officers.

      The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officers as of June 30, 1998, as well as the value of unexercised "in the money" options at such date. No named executive officer exercised stock options during the last fiscal year.

                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAR-END OPTION/SAR VALUES


                                           NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN THE
                             SHARES       UNDERLYING UNEXERCISED        MONEY OPTIONS/SARS AT
                            ACQUIRED    OPTIONS/SARS AT FY-END (#)             FY-END
          NAME            ON EXERCISE   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/ UNEXERCISABLE
------------------------  ------------  --------------------------   ----------------------------

Kim M. Fuerst                -0-               500,000/0                   $312,500/0 *

------------------------

(*) Amount shown represents aggregated fair market value based upon the mean of the closing bid and asked price on June 30, 1998 of $1.625 per share less aggregate exercise price of $1.00 per share for the unexercised in-the-money options held. These values have not been, and may never be, realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

EMPLOYMENT CONTRACTS

      The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst receives a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. The contract is for an initial term of three years commencing October 1, 1996 and may be terminated by Mr. Fuerst upon 90 days prior written notice to the Company, and by the Company without prior notice to Mr. Fuerst, if for Cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy, LLC (of which Mr. Fuerst owns 50 percent and serves as co-manager) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase. See Item 12 - "Certain Relationships and Related Transactions."

COMPENSATION OF DIRECTORS

      The Directors of CWYR, who do not receive annual salaries from CWYR, may receive reimbursement for travel expenses. Other than the director options set forth below, no consulting fees, finder's fees or commissions were paid to Directors of the Company during the fiscal year ended June 30, 1998.

                     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                            SECURITY GRANTS
                               --------------------------------------
                                                NUMBER OF SECURITIES
                                  NUMBER OF          UNDERLYING
                  NAME            SHARES (#)      OPTIONS/SARS (#)
          -------------------  --------------  ----------------------
          J. Samuel Butler          --                      --
          Faisal Chaudhary          --                      --
          John F. Greene            --                100,000*
          F. Robert Tiddens         --                100,000*

-------------------------

* Director option to purchase common stock granted on February 11, 1998 pursuant to the Company's Equity Incentive Plan. The options are exercisable at $3.25, the fair market value at the date of grant, and will vest on February 11, 1999.

      During fiscal 1998, the Board of Directors and Shareholders approved an Equity Incentive Plan (the "Equity Plan") in which Directors are eligible to participate. A total of 2,500,000 shares of Common Stock have been reserved for issuance under the Equity Plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. The Equity Plan currently is administered by the Board of Directors, but may be administered by a committee appointed by the Board.

      Options granted to directors under the Equity Plan expire ten years from the date of grant. The option exercise price for non-statutory options is determined by the Board of Directors and may be paid in cash or by surrendering to the Company outstanding Common Stock already owned by the optionee, valued at fair market value, by delivering a promissory note, or by a combination of such means of payment, as may be determined by the Board. Options granted pursuant to the Equity Plan may not be exercised more than three months after the option holder ceases to be a director of the Company, except that in the event of the death or permanent and total disability of the option holder, the option may be exercised by the holder (or his estate, as the case may be), for a period of up to one year after the date of death or permanent or total disability. Options granted to directors under the Equity Plan are treated as non-statutory stock options under the Internal Revenue Code. On February 11, 1998, the Board of Directors amended the Equity Plan to delete the automatic six-month vesting requirement for options granted thereunder to allow the Board of committee broad discretion in determining such requirements.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of December 15, 1998, by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the five most highly compensated executive officers, including the Chief Executive Officer; and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such holders, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                                                  PERCENTAGE
                                                 NUMBER OF       BENEFICIALLY
              NAME AND ADDRESS                   SHARES(a)          OWNED(b)
--------------------------------------------   -------------    ----------------
Kim M. Fuerst...............................    612,500(c)          20.4%
       751 Horizon Court, Ste. 205
       Grand Junction, Colorado  81506

Faisal Chaudhary............................    612,500(d)          20.4%
       151 Toby Lane
       Anaheim Hills, California  92807

J. Samuel Butler............................    325,000(e)          11.6%
       1801 Broadway, Suite 600
       Denver, Colorado  80202

Syed A. Daud................................    100,000(f)           3.8%
       64 Hainsworth Ct.
       Markham, Ontario  L3S1T5
       Canada

John F. Greene..............................    345,303(f)          13.3%
       1569 Royal Buffalo Drive
       Silverthorne, Colorado  80498

Rafiq A. Sayed..............................    108,600(f)           4.1%
       102 Avenue of the Estates
       Cary, North Carolina  27511

F. Robert Tiddens...........................    437,030(f)          16.8%
       8360 East Hinsdale Avenue
       Englewood, Colorado  80112

The James E. Moore Revocable Trust,.........    200,000(g)           7.6%
       u/d/t dated July 28, 1994
       7827 Berger Avenue
       Playa del Rey, California  90293

Cindy L. Stewart............................    239,285              9.6%
       8101 E. Dartmouth Avenue, Suite 71
       Denver, Colorado  80231

Sayed Consulting, Inc.......................    300,000(h)          11.1%
       11800 Central Avenue, Suite 100
       Chino, California  91710-7202

All Officers and Directors as a Group
   (7 persons) .............................  2,540,933             60.6%

---------------------

(a) All shares are owned both of record and beneficially unless otherwise specified by footnote to this table.
(b)   Based on 2,491,694 shares of Common Stock outstanding at December 16,
      1998.
(c) Includes 500,000 shares issuable upon exercise of stock options granted under an Incentive Stock Option Plan.
(d) Includes 500,000 shares issuable upon exercise of stock options granted under a Director Stock Option Plan.
(e) Includes 200,000 shares issuable upon exercise of stock options granted under a Director Stock Option Plan; 100,000 shares issuable upon exercise of a stock option granted to Trinity Petroleum Management LLC, of which Mr. Butler owns approximately 24 percent and serves as the President and CEO; and 25,000 restricted shares owned by ST Oil Company, of which Mr. Butler owns approximately 52 percent and serves as the President and CEO.
(f) Includes 100,000 shares issuable upon exercise of director stock options granted under the Equity Incentive Plan.
(g) Includes 130,000 shares issuable upon exercise of warrants granted in connection with Bridge Loan and extension thereof.
(h) Includes 200,000 shares issuable upon exercise of options granted under the Equity Incentive Plan in connection with consulting services.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, and/or employees during the last two fiscal years.

      TRANSACTIONS WITH MANAGEMENT AND OTHERS. No Director or Officer of CWYR, nominee for election as a Director, security holder who is known to CWYR to own of record or beneficially more than five percent of any class of Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of CWYR, has had any transaction or series of transactions exceeding $60,000 during the last two fiscal years, or has any presently proposed transaction, to which CWYR was or is to be a party, in which any of such persons had or is to have any direct or indirect material interest, except the following:

      The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst receives a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's common stock at an exercise price of $1.00 per share. The contract is for an initial term of three years commencing October 1, 1996 and may be terminated by Mr. Fuerst upon 90 days prior written notice to the Company, and by the Company without prior notice to Mr. Fuerst, if for Cause (as defined in the contract).

      Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company for a fee of $3,000 per month and reimbursement of third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member on the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Agreement, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase of up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share.

      Effective as of January 1, 1998, the Company entered into an Agreement for Consulting Services (the "SCI Agreement") with Sayed Consulting, Inc., a Nevada corporation ("SCI"). Pursuant to the terms of the SCI Agreement SCI performs certain investor and public relations functions for the Company for a fee of $1,000 per month and reimbursement of third party expenses. The SCI Agreement is for a term of one year, but may be terminated by either party with or without cause upon 30 days written notice to the other party. On January 30, 1998 in connection with the SCI Agreement, the Company issued to SCI an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, which options have been repriced as of December 4, 1998 to $1.00 per share pursuant to the Bridge Loan Extension described below. Coupled with its prior ownership of the Company's Common Stock, SCI beneficially owns approximately 11.1 percent of the Company. Waseem A. Sayed owns 100 percent of SCI and serves as its President. Mr. Sayed's brother, Rafiq A. Sayed, was appointed as a member of the Company's Board of Directors effective September 4, 1998. Dr. Syed A. Daud, a recently-appointed member of the Board of Directors, serves as Vice President of Investor Relations & Communications for SCI.

      On September 2, 1998, the Company completed a financing transaction with the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"), by executing a Loan Agreement, dated as of August 25, 1998 (the "Loan Agreement"), pursuant to which the Trust loaned $120,000 (the "Bridge Loan") to the Company to be repaid on or before October 31, 1998. In return for the Bridge Loan, the Company granted the Trust a security interest in its properties located in the Paradox Basin of southern Utah, and a ten-year warrant to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Mr. Rafiq A. Sayed was appointed to serve on the Company's Board of Directors as a designee of the Trust in connection with the Bridge Loan. As of September 2, 1998, the Trust beneficially owned approximately 9.4 percent of the Company's Common Stock. However, effective as of November 23, 1998, the Trust conveyed warrants to purchase up to 150,000 shares of the Company's Common Stock to various third parties in private transactions, thereby reducing the Trust's beneficial ownership in the Company to approximately four percent. The repayment date of the Bridge Loan was subsequently extended to November 30, 1998 in connection with the North Dakota Agreement (as defined and described herein below).

      Effective as of November 1, 1998, the Company accepted an Offer to Purchase certain of its properties located in North Dakota (the "North Dakota Agreement") submitted by FM Energy, LLC ("FM"), a California limited liability company collectively owned by the Company's President, Kim M. Fuerst, and the Trust. Pursuant to the North Dakota Agreement, the Company sold its interest in certain properties located in North Dakota in return for (a) a cash payment to the Company of $50,000; (b) extinguishment of the Company's $50,000 obligation to Kim M. Fuerst as compensation for his services as President of the Company for the months of June through October 1998; and (c) an extension of the repayment date for the Bridge Loan from October 31, 1998 to November 30, 1998. The Company acquired the North Dakota properties during fiscal 1998 for $113,392. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On December 4, 1998, the Board of Directors of the Company approved an agreement with the Trust to extend the repayment date for the Bridge Loan from November 30, 1998 to January 15, 1999 (the "Bridge Loan Extension"). As partial consideration therefore, the Trust received an additional warrant for the purchase of up to 100,000 shares of Common Stock at a price per share of the lower of (i) $1.00 or (ii) the lowest price per share of Common Stock or Common Stock equivalent issued by the Company in any offering of its securities occurring prior to April 1, 1999, thereby increasing the beneficial ownership by the Trust to approximately 7.6 percent. As additional consideration, the Bridge Loan Extension agreement provided that the Company (a) reprice the warrants to purchase 180,000 shares of Common Stock previously granted to the Trust at $1.00 in accordance with the price described above for the newly-granted warrants; (b) reprice the options held by SCI from $1.75 to $1.00 per share; and appoint Dr. Daud as a member of the Board of Directors.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      A list of the Exhibits required by Item 601 of Regulation S-B to be filed as part of this report is set forth in the Index to Exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

      No reports were filed on Form 8-K during the quarter ended June 30, 1998.

(c)   The following Financial Statements are filed as part of this Report:

                                                                            PAGE

      Report of Independent Accountants.......................................9

      Consolidated Balance Sheets as of June 30, 1998 and 1997...............10

      Consolidated Statements of Operations for the years
      ended June 30, 1998 and 1997...........................................11

      Consolidated Statements of Stockholders' Equity
      for the years ended June 30, 1998 and 1997.............................12

      Consolidated Statements of Cash Flows for the years
      ended June 30, 1998 and 1997...........................................13

      Notes to Consolidated Financial Statements.............................14

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


Dated: December 23, 1998               COLORADO WYOMING RESERVE COMPANY


                                       By /s/ Kim Fuerst
                                         ---------------------------------------
                                          Kim Fuerst, President and Principal
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




Dated:  December 23, 1998              By /s/ Kim Fuerst
                                         ---------------------------------------
                                          Kim Fuerst, President and Principal
                                          Executive Officer, Treasurer and Chief
                                          Financial and Accounting Officer


Dated:  December 23, 1998              By /s/ Faisal Chaudhary
                                         ---------------------------------------
                                          Faisal Chaudhary, Director and
                                          Secretary


Dated:  December 23, 1998              By /s/ J. Samuel Butler
                                         ---------------------------------------
                                          J. Samuel Butler, Director


Dated:  December 23, 1998              By /s/ John F. Greene
                                         ---------------------------------------
                                          John F. Greene, Director


Dated:  December 23, 1998              By /s/ F. Robert Tiddens
                                         ---------------------------------------
                                          F. Robert Tiddens, Director


Dated:  December 23, 1998              By /s/ Rafiq A. Sayed
                                         ---------------------------------------
                                          Rafiq A. Sayed, Director


Dated:  December 23, 1998              By /s/ Syed A. Daud
                                         ---------------------------------------
                                          Syed A. Daud, Director

                                INDEX TO EXHIBITS


3.1   Articles of Incorporation.  (a)

3.2   Bylaws.  (a)

10.1 Employment Agreement between the Company and Kim M. Fuerst, dated October 1, 1976. (b)

10.2  Incentive Stock Option Plan, dated October 18, 1996.  (b)

10.3 Incentive Stock Option Agreement between the Company and Kim M. Fuerst, dated October 18, 1996. (b)

10.4  The Company's Equity Incentive Plan.  (b)

10.5 Administrative Services Agreement between the Company and Trinity Petroleum Management LLC, dated March 15, 1997. (c)

10.6 Warrant, dated March 31, 1997, from the Company to Trinity Petroleum Management LLC. (c)

10.7 Consulting Agreement between the Company and Sayed Consulting, Inc., effective October 1, 1996. (b)

10.8 Option Agreement between the Company and Sayed Consulting, Inc., dated November 15, 1996. (b)

10.9 Agreement for Administrative Services between the Company and Trinity Petroleum Management, LLC, dated as of January 1, 1998.

10.10 Agreement for Consulting Services between the Company and Sayed Consulting, Inc., dated as of January 1, 1998. (d)

10.11 Agreement and Plan of Merger, dated as of February 6, 1998, between the Company, CW Sub, Inc., Shoreline Resource Company, Inc., F. Robert Tiddens, John F. Greene and Cindy L. Stewart. (d)

10.12 Loan Agreement, dated as of August 25, 1998, between the Company and the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust").

10.13 Mortgage, Deed of Trust, Security Agreement and Financing Statement, dated as of August 25, 1998, from the Company to James A. Holtkamp, Trustee and the Trust.

10.14 Promissory Note, dated August 25, 1998, in the principal amount of $120,000.00, from the Company to the Trust.

10.15 Warrant Agreement, dated as of August 25, 1998, between the Company and the Trust.

10.16 Registration Rights Agreement, dated as of August 25, 1998, between the Company and the Trust.

10.17 Extension, dated as of December 4, 1998, to the Bridge Loan between the Company and the Trust.

10.18 Amendment No. 1 to Registration Rights Agreement and Promissory Note, dated as of December 4, 1998, between the Company and the Trust.

10.19 Warrant Agreement, dated as of December 4, 1998, between the Company and the Trust.

10.20 Offer to Purchase, dated November 2, 1998, from FM Energy, LLC to the Company.

23    Consent of PricewaterhouseCoopers LLP.

27    Financial Data Schedule.

------------------------------

(a) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 31, 1983.
(c) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1997.
(b) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
(d) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1998.