Form 10QSB
period 1998-09-30
COLORADO WYOMING RESERVE CO
filed 1999-01-12
CIK 318852

------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                            Yes  /_/           No /X /

There were 2,491,694 shares of the Registrant's $.01 par value common stock outstanding as of January 7, 1999.

Transitional Small Business Disclosure:     Yes  /_/           No /X /

                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           as of                 as of
                                                                      SEPTEMBER 30,            JUNE 30,
                                                                           1998                  1998
                                                                   --------------------    -----------------

CURRENT ASSETS:
    Cash and cash equivalents                                      $                 --    $              --
    Trade accounts receivable                                                     8,113                3,593
    Related party receivable                                                         --                   --
                                                                   --------------------    -----------------
                                                                                  8,113                3,593

    Assets held for sale                                                         74,460               10,000
    Prepaid expenses                                                              3,224                5,686
                                                                   --------------------    -----------------
           Total current assets                                                  85,797               19,279

PROPERTY AND EQUIPMENT:
    Unproved oil and gas properties                                             680,540              653,250
    Proved oil and gas properties                                                    --               64,460
    Other property and equipment                                                 13,645               13,645
                                                                   --------------------    -----------------
                                                                                694,185              731,355

Less accumulated depreciation, depletion and amortization:
    Proved properties                                                                --                   --
    Other property and equipment                                                 (7,452)              (6,383)
                                                                   --------------------    -----------------
                                                                                 (7,452)              (6,383)
                                                                   --------------------    -----------------
       Net property and equipment                                               686,733              724,972
                                                                   --------------------    -----------------
                                                                   $            772,530    $         744,251
                                                                   ====================    =================

CURRENT LIABILITIES:
    Trade accounts payable                                         $             80,341    $          67,017
    Bank overdrafts                                                                 393               19,444
    Notes payable, 6% per annum, maturity date of October 31,
      1998 (net of unamortized discount of $33,000)                              87,000                   --
    Other accrued liabilities                                                    24,225               30,067
    Property remediation                                                         64,000               64,000
    Related party payables                                                       72,602               46,596
                                                                   --------------------    -----------------
                                                                                328,561              227,124

EQUITY
    Common stock, $.01 par value: authorized -- 75,000,000 shares;
    issued and outstanding -- 2,491,694 and 2,467,694 shares at
    September 30, 1998 and June 30, 1998, respectively                           24,917               24,677
    Additional paid-in capital                                                4,388,080            4,283,320
    Warrants                                                                     66,000                   --
    Accumulated deficit                                                      (4,035,028)          (3,790,870)
                                                                   --------------------    -----------------
                                                                                443,969              517,127
                                                                   --------------------    -----------------
                                                                   $            772,530    $         744,251
                                                                   ====================    =================


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        -----------------------------
                                                              1998           1997
                                                        -----------------------------
Revenues
   Oil and gas sales                                    $      5,277     $     14,717
                                                        ------------     ------------
Total Revenues                                                 5,277           14,717

Expenses
   Operation of producing properties                          12,516            8,700
   Production taxes                                              331              858
   Exploration cost                                            9,826               --
   Depreciation, depletion and amortization                    1,069            2,227
   General and administrative                                192,101          166,430
                                                        ------------     ------------
Total expenses                                               215,843          178,215
                                                        ------------     ------------

        Operating (loss)                                    (210,566)        (163,498)

OTHER INCOME (EXPENSE)
   Interest expense                                          (33,592)              --
   Interest Income                                                --            8,166
   Gain on sale of assets                                         --            7,682
                                                        ------------     ------------
Loss before income taxes                                    (244,158)        (147,650)
                                                        ============     ============

Provision for income taxes                                        --               --
                                                        ------------     ------------
   Net loss                                             $   (244,158)    $   (147,650)
                                                        ============     ============

   Net loss per share                                        $ (0.10)        $  (0.09)
                                                        ============     ============

   Weighted average common shares outstanding              2,487,691        1,595,076
                                                        ============     ============


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------

Cash flows from operating activities:
Net loss                                                      $  (244,158)  $  (147,650)
Adjustments to reconcile net loss to net used in
  operating activities:
     Depletion, depreciation and amortization                       1,069         2,227
     (Gain) on asset sale                                              --        (7,682)
     Amortization of note payable discount                         33,000            --
     Equity issued as compensation                                 81,000            --

     Changes in current assets and liabilities:
        Receivables                                                (4,520)          672
        Payables                                                   14,437        13,420
        Prepaid expenses                                            2,462        (1,999)
                                                              -----------   -----------
Net cash used in operating activities                            (116,710)     (141,012)

Cash flows from investing activities:
     Additions to unproved properties                             (27,290)           --
     Proceeds from asset sales                                         --        44,682
                                                              -----------   -----------
Net cash (used in) provided by investing activities               (27,290)       44,682

Cash flows from financing activities:
     Notes payable                                                120,000            --
     Sale of common stock                                          24,000            --
                                                              -----------   -----------
Net cash provided by financing activities                         144,000            --
                                                              -----------   -----------

Net decrease in cash and equivalents                                   --       (96,330)
Cash and equivalents at beginning of period                            --       748,459
                                                              -----------   -----------

Cash and equivalents at end of period                         $        --   $   652,129
                                                              ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

           PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 AND JUNE 30, 1998


(1)   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 1998 Form 10-KSB.


(2)   PRIVATE FINANCING TRANSACTION

On September 2, 1998, the Company completed a financing transaction with the James E. Moore Revocable Trust, u/d/t/dated July 28, 1994 (the "Trust"), by executing a Loan Agreement, dated as of August 25, 1998 (the "Loan Agreement"), pursuant to which the Trust loaned $120,000 (the "Bridge Loan") to the Company to be repaid on or before October 31, 1998. In return for the Bridge Loan, the Company granted the Trust a security interest in its properties located in the Paradox Basin of southern Utah and a ten-year warrant to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Mr. Rafiq A. Sayed was appointed to serve on the Company's Board of Directors as a designee of the Trust in connection with the Bridge Loan. As of September 2, 1998, the Trust beneficially owned approximately 9.4 percent of the Company's Common Stock. However, effective as of November 23, 1998, the Trust conveyed warrants to purchase up to 150,000 shares of the Company's Common Stock to various third parties in private transactions, thereby reducing the Trust's beneficial ownership in the Company to approximately four percent. The repayment date of the Bridge Loan was subsequently extended to November 30, 1998 in connection with the North Dakota Agreement (as defined and described in Note 4).

(3)   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company for a fee of $3,000 per month and reimbursement of certain Trinity hourly personnel charges and third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Agreement, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share.

Effective as of January 1, 1998, the Company entered into an Agreement for Consulting Services (the "SCI Agreement") with Sayed Consulting, Inc., a Nevada corporation ("SCI"). Pursuant to the terms of the SCI Agreement, SCI performs certain investor and public relations functions for the Company for a fee of $1,000 per month and reimbursement of third party expenses. The SCI Agreement is for a term of one year, but may be terminated by either party with or without cause upon 30 days written notice to the other party. On January 30, 1998 in connection with the SCI Agreement, the Company issued to SCI an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, which options have been repriced as of December 4, 1998 to $1.00 per share pursuant to the Bridge Loan Extension described below. Coupled with its prior ownership of the Company's Common Stock, SCI beneficially owns approximately 11.1 percent of the Company. Waseem A. Sayed owns 100 percent of SCI and serves as its President. Mr. Sayed's brother, Rafiq A. Sayed, was appointed as a member of the Company's Board of Directors effective September 4, 1998. Dr. Syed A. Daud, a recently-appointed member of the Board of Directors, serves as Vice President of Investor Relations & Communications for SCI.

The Company entered into a Contract Operator Agreement and Operating Agreement, effective March 13, 1998, with ST Oil Company, a Nevada corporation ("ST"), pursuant to which ST serves as managing agent and attorney-in-fact for the Company and as operator of record of the Companies properties located in North Dakota (the "ST Agreement"). In return for its services, ST is entitled to receive, at payout, a five percent working interest in the leases and wells. Mr. Butler owns approximately 52 percent of ST and serves as its President and Chief Executive Officer. Effective November 1, 1998, however, the ST Agreement was assigned by the Company to FM Energy, LLC in connection with the North Dakota Agreement. See Note 4.

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


(4)   SUBSEQUENT EVENTS

Effective as of November 1, 1998, the Company accepted an Offer to Purchase certain of its properties located in North Dakota (the "North Dakota Agreement") submitted by FM Energy, LLC ("FM"), a California limited liability company collectively owned by the Company's President, Kim M. Fuerst, and the Trust. Pursuant to the North Dakota Agreement, the Company sold its interest in certain properties located in North Dakota in return for: (a) a cash payment to the Company of $50,000; (b) extinguishment of the Company's $50,000 obligation to Kim M. Fuerst as compensation for his services as President of the Company for the months of June through October 1998; and (c) an extension of the repayment date for the Bridge Loan from October 31, 1998 to November 30, 1998. The Company acquired the North Dakota properties during fiscal 1998 for $113,392. See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

On December 4, 1998, the Board of Directors of the Company approved an agreement with the Trust to extend the repayment date for the Bridge Loan from November 30, 1998 to January 15, 1999 (the "Bridge Loan Extension"). As partial consideration therefore, the Trust received an additional warrant for the purchase of up to 100,000 shares of Common Stock at a price per share of the lower of (i) $1.00 or (ii) the lowest price per share of Common Stock or Common Stock equivalent issued by the Company in any offering of its securities occurring prior to April 1, 1999, thereby increasing the beneficial ownership by the Trust to approximately 7.6 percent. As additional consideration, the Bridge Loan Extension agreement provided that the Company: (a) reprice the warrants to purchase 180,000 shares of Common Stock previously granted to the Trust at $1.00 in accordance with the price described above for the newly-granted warrants; (b) reprice the options held by SCI from $1.75 to $1.00 per share; and (c) appoint Dr. Daud as a member of the Board of Directors.


(5)   LOSS PER SHARE

Basic and diluted earnings per share are the same, as the effect of warrants and options is antidilutive.

(6)   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting of comprehensive income and its components. The Company adopted this statement effective July 1, 1998. The adoption had no impact on the financial statements.

The FASB also issued SFAS No. 131, SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company's business is conducted in a single operating segment.

In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. SFAS No. 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that this statement will have no material effect on the Company's financial statements.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, CWYR had no cash and, after the fiscal 1999 property sale described below and short term financing obtained by the Company during November 1998, had less than $10,000 cash at December 20, 1998. Further, the Company currently has no revenues and continues to incur obligations related to certain general and administrative expense items. The Company's existence is contingent upon its ability to raise additional capital in the very near future.

The Company is currently reviewing financing alternatives with the view to raising that capital. Continued development of the Company's only significant asset, the Paradox Basin Project (see below), is dependent on success of the capital raising efforts. Since the Company has negative operating cash flow, the capital raised must be sufficient to cover day-to-day operations as well as development of the Paradox Basin Project. Failure to raise the capital could lead to liquidation of CWYR's assets on terms unfavorable to the Company. No firm commitment from a capital source presently exists.

During the fiscal year ended June 30, 1997, the Company pursued a strategy of identifying and acquiring Rocky Mountain natural gas producing properties with development potential. However, relatively high Rocky Mountain natural gas prices together with perceptions of a strong future pricing environment, created a situation that precluded the Company from consummating a producing property purchase on terms that would allow for an adequate return on the Company's capital.

Given the preceding, during fiscal 1998 the Company revised its strategy and entered into an exploration joint venture and a merger agreement. In conjunction with the merger agreement, the Company amassed a block of exploratory acreage in the Paradox Basin (Utah). To date, the Company has acquired a total of approximately 53,000 acres and, subject to financing, could acquire additional acreage. The project will require 3-D seismic surveys in order to determine if the acreage is likely to contain hydrocarbons and whether drilling will be economically feasible. Initially, a 26-square mile seismic shoot would be conducted. CWYR has undertaken discussions with several seismic companies in an effort to arrange a financing plan that would provide for the Company's financial obligation to be conditioned upon successful identification and definition of a well site(s). Management anticipates that the Company would have complete access to (although not ownership of) the seismic data.

Pursuant to the joint venture mentioned in the preceding paragraph, the Company purchased a once producing field in North Dakota from a financially distressed entity. The purchase included seven producing wells, a saltwater disposal well and a total of 1,300 acres. Subsequently, an additional 1,700 developmental acres have been acquired. However, in order to raise cash for its short term obligations, the Company sold the property subsequent to September 30, 1998.

OPERATIONS. Decreases in cash used for general and administrative expense during the three months ending September 30, 1998 more than offset lower revenue during the period, resulting in a lower deficit from operations than incurred during the three months ending September 30, 1997.

INVESTING. The asset sale proceeds realized during the three months ending September 30, 1997 were derived from the sale of the Company's undeveloped Canadian property. The purchase of additional Paradox Basin acreage during the three months ending September 30, 1998 accounted for the increase in unproved oil and gas properties.

FINANCING. During the quarter ended September 30, 1998, the Company sold 24,000 shares of its common stock at $1 per share and, as described in Note 2 to the Consolidated Financial Statements, entered into a financing arrangement resulting in the borrowing of $120,000.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties operated at a loss during the quarter ending September 30, 1998. For this reason and due to the Company's lack of liquidity, all producing properties have been classified as "Assets held for sale" on the balance sheet. As discussed in Note 4 to the Consolidated Financial Statements, the Company's most significant producing property was sold during November 1998.

EXPLORATION COSTS. Exploration costs incurred during the quarter ending September 30, 1998 represents costs incurred in conjunction with CWYR's Paradox Basin property (which the Company did not own during the quarter ending September 30, 1997).

GENERAL AND ADMINISTRATIVE EXPENSE. Although general and administrative expense is higher during the quarter ended September 30, 1998 than for the corresponding quarter in 1997, the 1998 figure includes a noncash charge of $81,000 for equity issued as compensation; there was no such charge in 1997. General and administrative expense exclusive of the equity issued as compensation charge was $111,101 and $166,430 for the quarters ended September 30, 1998 and 1997, respectively. The decrease in this measure of 1998 expense is primarily due to the fact that certain professional expenses incurred during the quarter ended September 1997 were not incurred until the second quarter of fiscal 1999. Additionally, the Company cut certain administrative costs during the quarter ended September 30, 1998 due to its lack of cash.

OTHER. Prior year's first quarter interest income derives from the investment of excess cash in 1997; no excess cash was available during the quarter ended September 30, 1998. Interest expense during the quarter ended September 30, 1998 related to the financing transaction entered into by the Company during the quarter.

YEAR 2000. The Company does not anticipate incurring any costs associated with modifying its computer system to be Year 2000 compatible. The initial design of the system used to process the Company's accounting data and well operations information incorporated Year 2000 capability. The

Company currently has no electronic data processing systems other than the accounting and well operations system.

Since the Company currently has no significant field operations it has no material relationships with third parties. Accordingly, the Company has limited exposure regarding Year 2000 issues related to third party companies.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting of comprehensive income and its components. The Company adopted this statement effective July 1, 1998. The adoption had no impact on the financial statements.

The FASB also issued SFAS No. 131, SEGMENTS OF AN ENTERPRISE AND
RELATED INFORMATION, in June 1997. This statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company's business is conducted in a single operating segment.

In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. SFAS No. 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of this statement will have no material effect on the Company's financial statements.

                                     PART II

Item 1.     Legal Proceedings.

            None

Item 2.     Changes in Securities.

            The Company sold 12,000 shares of Common Stock to each of two directors of the Company on September 1, 1998 in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company received cash in the amount of $12,000 from each director.

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

                                    COLORADO WYOMING RESERVE COMPANY


Dated:  January 8, 1999             By:  /S/ KIM M. FUERST
                                       ---------------------------------------
                                          Kim M. Fuerst, President

                                  EXHIBIT INDEX

3.1   Articles of Incorporation.  (a)

3.2   Bylaws.  (a)

10.1 Loan Agreement, dated as of August 25, 1998, between the Company and the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"). (b)

10.2 Mortgage, Deed of Trust, Security Agreement and Financing Statement, dated as of August 25, 1998, from the Company to James A. Holtkamp, Trustee and the Trust. (b)

10.3 Promissory Note, dated August 25, 1998, in the principal amount of $120,000.00, from the Company to the Trust. (b)

10.4 Warrant Agreement, dated as of August 25, 1998, between the Company and the Trust. (b)

10.5 Registration Rights Agreement, dated as of August 25, 1998, between the Company and the Trust. (b)

10.6 Extension, dated as of December 4, 1998, to the Bridge Loan between the Company and the Trust. (b)

10.7 Amendment No. 1 to Registration Rights Agreement and Promissory Note, dated as of December 4, 1998, between the Company and the Trust. (b)

10.8 Warrant Agreement, dated as of December 4, 1998, between the Company and the Trust. (b)

10.9 Offer to Purchase, dated as of November 2, 1998, from FM Energy, LLC to the Company. (b)

27    Financial Data Schedule.

------------------
      (a) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 31, 1983.

      (b) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998.