Form 10QSB
period 1998-12-31
COLORADO WYOMING RESERVE CO
filed 1999-03-08
CIK 318852

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                                Yes  |_|      No |X|

There were 2,491,694 shares of the Registrant's $.01 par value common stock outstanding as of February 22, 1999.

Transitional Small Business Disclosure:         Yes  |_|      No |X|

                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    DECEMBER 31,     JUNE 30,
                                                        1998           1998
                                                  ---------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                      $      3,191    $        --
   Trade accounts receivable                             3,126          3,593
                                                  -------------   ------------
                                                         6,317          3,593

   Assets held for sale                                     --         10,000
   Prepaid expenses                                      3,224          5,686
                                                  -------------   ------------
         Total current assets                            9,541         19,279

PROPERTY AND EQUIPMENT:
   Unproved oil and gas properties                     568,790        653,250
   Proved oil and gas properties                            --         64,460
   Other property and equipment                         11,292         13,645
                                                  -------------   ------------
                                                       580,082        731,355

Less accumulated depreciation, other
property and equipment                                  (8,521)        (6,383)
                                                  -------------   ------------
     Net property and equipment                        571,561        724,972
                                                  -------------   ------------
                                                  $    581,102    $   744,251
                                                  =============   ============

CURRENT LIABILITIES:
   Trade accounts payable                         $    116,902    $    67,017
   Bank overdrafts                                          --         19,444
   Notes payable, 6% per annum, maturity date
     of February 15, 1999 (net of unamortized
     discount of $35,000)                               95,000             --
   Other accrued liabilities                            22,819         30,067
   Property remediation                                     --         64,000
   Related party payables                               76,526         46,596
                                                  -------------   ------------
                                                       311,247        227,124

EQUITY
   Common stock, $.01 par value: authorized --
     75,000,000 shares; issued and
     outstanding -- 2,491,694 and 2,467,694
     shares at December 31 and June 30, 1998,
     respectively                                       24,917         24,677
   Additional paid-in capital                        4,538,080      4,283,320
   Warrants                                            148,100             --
   Accumulated deficit                              (4,441,242)    (3,790,870)
                                                  -------------   ------------
                                                       269,855        517,127
                                                  -------------  -------------
                                                  $    581,102    $   744,251
                                                  =============   ============

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                              DECEMBER 31,                 DECEMBER 31,
                                        ------------------------     ------------------------
                                            1998         1997           1998         1997
                                        ------------------------     ------------------------
Revenues
   Oil and gas sales                    $    4,063   $    7,377     $    9,340    $   22,094
                                        -----------  -----------    -----------   -----------
Total Revenues                               4,063        7,377          9,340        22,094

Expenses
   Operation of producing properties         4,786        7,566         17,302        16,266
   Production taxes                            202          704            533         1,562
   Exploration cost                         12,295          270         22,121           270
   Depreciation, depletion and
        amortization                         1,069        1,676          2,138         3,903
   General and administrative              298,276      267,972        490,377       434,402
                                        -----------  -----------    -----------   -----------
Total expenses                             316,628      278,188        532,471       456,403
                                        -----------  -----------    -----------   -----------

Operating loss                            (312,565)    (270,811)      (523,131)     (434,309)

OTHER INCOME (EXPENSE)
   Interest expense                        (81,820)          --       (115,412)           --
   Interest income                              --        7,556             --        15,722
   (Loss) gain on sale of assets           (11,829)          --        (11,829)        7,682
                                        -----------  -----------    -----------   -----------
Loss before income taxes                  (406,214)    (263,255)      (650,372)     (410,905)
                                        ===========  ===========    ===========   ===========

Provision for income taxes                      --           --             --            --
                                        -----------  -----------    -----------   -----------
   Net loss                             $ (406,214)  $ (263,255)    $ (650,372)   $ (410,905)
                                        ===========  ===========    ===========   ===========

   Basic and diluted loss per share     $   (0.16)   $   (0.17)     $   (0.26)    $   (0.26)
                                        ===========  ===========    ===========   ===========

   Weighted average common
       shares outstanding                2,491,694    1,595,076      2,489,838     1,595,076
                                        ===========  ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                  ---------------------------
                                                       1998           1997
                                                  ------------   ------------

Cash flows from operating activities:
Net loss                                          $  (650,372)   $  (410,905)
Adjustments to reconcile net loss to net used
 in operating activities:
   Depletion, depreciation and amortization             2,138          3,903
   Loss (gain) on asset sale                           11,829         (7,682)
   Amortization of note payable discount              113,000             --
   Equity issued as compensation                      231,000        159,000
   Other non-cash compensation                         50,000             --

   Changes in current assets and liabilities:
   Receivables                                            467         (3,448)
   Payables                                            53,123         32,527
   Prepaids                                             2,462         (7,231)
                                                  ------------    -----------
Net cash used in operating activities                (186,353)      (233,836)

Cash flows from investing activities:
   Additions to unproved properties                   (28,472)       (26,979)
   Asset purchases                                         --         (2,300)
   Proceeds from asset sales                           63,916         44,682
                                                  ------------    -----------
Net cash provided by investing activities              35,444         15,403

Cash flows from financing activities:
   Notes payable                                       57,692             --
   Sale of warrants                                    72,408             --
   Sale of common stock                                24,000             --
                                                  ------------    -----------
Net cash provided by financing activities             154,100             --
                                                  ------------    -----------

Net increase (decrease) in cash and equivalents         3,191       (218,433)
Cash and equivalents at beginning of period                --        748,459
                                                  ------------    -----------

Cash and equivalents at end of period             $     3,191    $   530,026
                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

           PERIODS ENDED DECEMBER 31, 1998 AND 1997 AND JUNE 30, 1998


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

On December 4, 1998, the Trust agreed to extend the repayment date for the Bridge Loan from November 30, 1998 to January 15, 1999 (the "Second Loan Extension"). As partial consideration therefore, the Trust received an additional warrant for the purchase of up to 100,000 shares of Common Stock at a price per share of the lower of (i) $1,00 or (ii) the lowest price per share of

Common Stock or Common Stock equivalent issued by the Company in any offering of its securities occurring prior to April 1, 1999. As additional consideration for the Second Loan Extension, the Company agreed (a) to reprice the warrants to purchase 180,000 shares of Common Stock previously granted to the Trust at $1.00 in accordance with the price described above for the newly-granted warrants; (b) to reprice certain other options held by a key consultant to the Company from $1.75 to $1.00 per share; and to appoint Dr. S.M. Aslam Daud as a member of the Board of Directors.

Effective December 30, 1998, the principal amount of the Bridge Loan was increased by $10,000 to $130,000 in exchange for a cash payment to the Company to enable it to meet certain lease rental obligations due January 1, 1999. At the same time, the repayment due date of January 15, 1999 was further extended to February 15, 1999 (the "Third Loan Extension") and as consideration therefor, the Company agreed to issue to the Trust an additional warrant to purchase 50,000 shares of the Company's Common Stock under the same terms and conditions applicable to the previously-issued warrant, and to extend the expiration of the warrant exercise price adjustment mechanism for all warrants issued in connection with the Bridge Loan, from April 1, 1999 to July 1, 1999.


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

Effective as of January 1, 1998, the Company entered into an Agreement for Consulting Services (the "SCI Agreement") with Sayed Consulting, Inc., a Nevada corporation ("SCI"). Pursuant to the terms of the SCI Agreement, SCI performs certain investor and public relations functions for the Company for a fee of $1,000 per month and reimbursement of third party expenses. The SCI Agreement is for a term of one year, but may be terminated by either party with or without cause upon 30 days written notice to the other party. On January 30, 1998 in connection with the SCI Agreement, the Company issued to SCI an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, which options have been repriced as of December 4, 1998 to $1.00 per share pursuant to the Bridge Loan Extension described above. Coupled with its prior ownership of the Company's Common Stock, SCI beneficially owns approximately 11.1 percent of the Company. Waseem A. Sayed owns 100 percent of SCI and serves as its President. Mr. Sayed's brother, Rafiq A. Sayed, was appointed as a member of the Company's Board of Directors effective September 4, 1998. Dr. Syed A. Daud, a recently-appointed member of the Board of Directors, serves as Vice President of Investor Relations & Communications for SCI.

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


(4)     SALE OF NORTH DAKOTA PROPERTY

Effective as of November 1, 1998, the Company accepted an Offer to Purchase certain of its properties located in North Dakota (the "North Dakota Agreement") submitted by FM Energy, LLC ("FM"), a California limited liability company collectively owned by the Company's President, Kim M. Fuerst, and the Trust. Pursuant to the North Dakota Agreement, the Company sold its interest in certain properties located in North Dakota in return for: (a) a cash payment to the Company of $50,000; (b) extinguishment of the Company's $50,000 obligation to Kim M. Fuerst as compensation for his services as President of the Company for the months of June through October 1998; and (c) an extension of the repayment date for the Bridge Loan from October 31, 1998 to November 30, 1998. The Company acquired the North Dakota properties during fiscal 1998 for $113,392. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5)     SUBSEQUENT EVENT

During February 1999, the Trust agreed to extend the repayment date for the Bridge Loan until March 15, 1999. The Company currently is attempting to raise funds in the amount of $1.5 million through a private placement of equity. There can be no assurance, however, that the Company will be successful in its efforts.


(6)     LOSS PER SHARE

Basic and diluted earnings per share are the same, as the effect of warrants and options is antidilutive.


(7)     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, CWYR had a cash balance of approximately $3,000. The Company currently has no revenues and continues to incur obligations related to certain general and administrative expense items.

The Company is currently attempting to raise $1.5 million through a private placement of its common stock. Continued development of the Company's only significant asset, the Paradox Basin Project (see below), is dependent on the success of the Company's private offering. Since the Company has negative operating cash flow, the capital raised must be sufficient to cover day-to-day operations as well as development of the Paradox Basin Project. Failure to raise the capital could lead to liquidation of CWYR's assets on terms unfavorable to the Company, and there can be no assurance that the Company will be successful in its capital-raising efforts.

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

Pursuant to the joint venture mentioned in the preceding paragraph, the Company purchased a once producing field in North Dakota from a financially distressed entity. The purchase included seven producing wells, a saltwater disposal well and a total of 1,300 acres. Subsequently, an additional 1,700 developmental acres have been acquired. However, in order to raise cash for its short term obligations, the Company sold the property during the quarter ended December 31, 1998.

OPERATIONS. Cash used in operating activities during the six months ended December 31, 1998 was within 1 percent of the same figure for the six months ended December 31, 1997. Decreased 1998 oil and gas sales, offset somewhat by lower 1998 general and administrative expense and an increase in the accounts payable balance, resulted in the near identical results for the periods.

INVESTING. The Company disposed of its remaining producing oil and gas properties during the six months ended December 31, 1998, resulting in higher proceeds from asset sales than was realized during the comparable 1997 period.

FINANCING. During the six months ended December 31, 1998, the Company sold 24,000 shares of its common stock at $1 per share and, as described in Note 2 to the Consolidated Financial Statements, entered into a financing arrangement resulting in the receipt of $130,000 cash.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties were only marginally profitable in the higher price environment existing during the six months ended December 31, 1997. As prices fell during 1998, the properties began operating at a loss. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during the six months ended
December 31, 1998.

EXPLORATION COSTS. Exploration costs incurred during the six months ended December 31, 1998 represent costs incurred in conjunction with CWYR's Paradox Basin property (which the Company did not own during the six months ended December 31, 1997).

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense included noncash charges for equity issued as compensation of $231,000 and $159,000 during the six months ended December 31, 1998 and 1997, respectively. For the respective quarters ended December 31, 1998 and 1997 the figures were $150,000 and $159,000. Exclusive of these charges, general and administrative expense decreased for the six months ended December 31, 1998 versus the same period in 1997. The decrease resulted from the Company cutting certain administrative costs during 1998 in an effort to conserve cash. General and administrative expense exclusive of equity issued as compensation was higher during the quarter ended December 31, 1998 versus the same quarter in 1997 due primarily to the fact that certain professional expenses incurred during the quarter ended September 30, 1997 were not incurred until the second quarter of fiscal 1999.

OTHER. Interest expense during the six months ended December 31, 1998 consisted of accrued interest on the note payable described in Note 2 to the Consolidated Financial Statements of approximately $2,400 and amortization of the note payable discount resulting from the issuance of warrants with the note of $113,000. The Company had no debt during the six months ended December 31, 1997. Interest income realized during 1997 derived from the investment of excess cash. No excess cash was available during the six months ended December 31, 1998.

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

                                      COLORADO WYOMING RESERVE COMPANY


Dated:  March 1, 1999                 By:  /S/ KIM M. FUERST
                                         --------------------------------------
                                           Kim M. Fuerst, President

                                  EXHIBIT INDEX

3.1     Articles of Incorporation. (a)

3.2     Bylaws. (a)

10.1 Extension, dated as of December 4, 1998, to the Bridge Loan between the Company and the Trust. (b)

10.2 Amendment No. 1 to Registration Rights Agreement and Promissory Note, dated as of December 4, 1998, between the Company and the Trust. (b)

10.3 Warrant Agreement, dated as of December 4, 1998, between the Company and the Trust. (b)

10.4 Offer to Purchase, dated as of November 2, 1998, from FM Energy, LLC to the Company. (b)

10.5 Amendment No. 2 to Registration Rights Agreement and Promissory Note, dated as of December 30, 1998, between the Company and the Trust.

10.6 Promissory Note, dated as of December 30, 1998, in original principal amount of $10,000.00, from the Company to the Trust.

10.7 Warrant Agreement, dated as of December 30, 1998, between the Company and the Trust.

27      Financial Data Schedule.

------------------
        (a) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 31, 1983.

        (b) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998.