Form 10QSB
period 1999-03-31
COLORADO WYOMING RESERVE CO
filed 1999-05-24
CIK 318852

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

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

                                                  Yes |_|        No |X|

There were 2,491,694 shares of the Registrant's $.01 par value common stock outstanding as of May 20, 1999.

Transitional Small Business Disclosure            Yes |_|        No |X|

                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                             MARCH 31,        JUNE 30,
                                                              1999             1998
                                                           -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                               $       948      $        --
   Trade accounts receivable                                     4,972            3,593
                                                           -----------      -----------
                                                                 5,920            3,593

   Assets held for sale                                             --           10,000
   Prepaid expenses                                             10,047            5,686
                                                           -----------      -----------
         Total current assets                                   15,967           19,279

PROPERTY AND EQUIPMENT:
   Unproved oil and gas properties                             568,790          653,250
   Proved oil and gas properties                                    --           64,460
   Other property and equipment                                 11,290           13,645
                                                           -----------      -----------
                                                               580,080          731,355

   Less accumulated depreciation, other property
     and equipment                                              (9,590)          (6,383)
                                                           -----------      -----------
      Net property and equipment                               570,492          724,972
                                                           -----------      -----------
                                                           $   586,459      $   744,251
                                                           ===========      ===========

CURRENT LIABILITIES:
   Trade accounts payable                                  $   150,691      $    67,017
   Bank overdrafts                                                  --           19,444
      Notes payable, 6% per annum, maturity date
        of May 17, 1999                                        130,000               --
   Other accrued liabilities                                     4,220           30,067
   Property remediation                                             --           64,000
   Related party payables                                      173,694           46,596
                                                           -----------      -----------
                                                               459,105          227,124


EQUITY
   Common stock, $.01 par value: authorized --
      75,000,000 shares; issued and outstanding --
      2,491,694 and 2,467,694 shares at March 31, 1999
      and June 30, 1998, respectively                           24,917           24,677
   Additional paid-in capital                                4,538,080        4,283,320
   Warrants                                                    148,100               --
   Accumulated deficit                                      (4,583,743)      (3,790,870)
                                                           -----------      -----------
                                                               127,354          517,127
                                                           -----------      -----------
                                                           $   586,459      $   744,251
                                                           ===========      ===========


   The accompanying notes are an integral part of these financial statements

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  MARCH 31,                       MARCH 31,
                                          --------------------------     ---------------------------
                                               1999          1998             1999           1998
                                          --------------------------     ---------------------------
Revenues
    Oil and gas sales                     $        --    $     4,796     $     9,340    $     26,890
                                          -----------    -----------     -----------    ------------
Total Revenues                                     --          4,796           9,340          26,890

Expenses
    Operation of producing properties              --          3,024          17,302          19,290
    Production taxes                               --          1,939             533           3,501
    Exploration cost                           23,589             --          45,710              --
    Impairment expense                             --         41,212              --          41,212
    Depreciation, depletion and
      amortization                              1,069         (1,010)          3,207           2,893
    General and administrative                 80,942        762,047         571,319       1,196,719
                                          -----------    -----------     -----------    ------------
Total expenses                                105,600        807,212         638,071       1,263,615
                                          -----------    -----------     -----------    ------------

Operating loss                               (105,600)      (802,416)       (628,731)     (1,236,725)

OTHER INCOME (EXPENSE)
    Interest expense                          (36,901)            --        (152,313)             --
    Interest income                                --          3,031              --          18,753
    (Loss) gain on sale of assets                  --          6,809         (11,829)         14,491
                                          -----------    -----------     -----------    ------------
Loss before income taxes                     (142,501)      (792,576)       (792,873)     (1,203,481)
                                          ===========    ===========     ===========    ============

Provision for income taxes                         --             --              --              --
                                          -----------    -----------     -----------    ------------
    Net loss                              $  (142,501)   $  (792,576)    $  (792,873)   $ (1,203,481)
                                          ===========    ===========     ===========    ============

    Basic and diluted loss per share       $   (0.06)    $    (0.37)     $    (0.32)    $     (0.68)
                                          ===========    ===========     ===========    ============

    Weighted average common                 2,491,694      2,134,348       2,490,454       1,772,209
        shares outstanding
                                          ===========    ===========     ===========    ============



   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (UNAUDITED)



                                                                NINE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                              1999            1998
                                                          -----------      -----------
Cash flows from operating activities:
Net loss                                                  $  (792,873)     $(1,203,481)
Adjustments to reconcile net loss to net used in
 operating activities:
      Depletion, depreciation and amortization                  3,207            2,893
      Loss (gain) on asset sale                                11,829          (14,491)
      Impairment expense                                           --           41,212
      Amortization of note payable discount                   148,000               --
      Equity issued as compensation                           231,000          792,500
      Other non-cash compensation                              50,000               --

      Changes in current assets and liabilities:
         Receivables                                           (1,378)          (6,627)
         Payables                                             165,981            8,258
         Prepaids                                              (4,360)          (2,803)
                                                          -----------      -----------
Net cash used in operating activities                        (188,594)        (382,539)

Cash flows from investing activities:
      Additions to unproved properties                        (28,473)        (304,423)
      Asset purchases                                              --           (2,300)
      Proceeds from asset sales                                63,915           51,491
                                                          -----------      -----------
Net cash provided by (used in) investing activities            35,442         (255,232)

Cash flows from financing activities:
      Notes payable                                            57,692               --
      Sale of warrants                                         72,408               --
      Sale of common stock                                     24,000               --
                                                          -----------      -----------
Net cash provided by financing activities                     154,100               --
                                                          -----------      -----------

Net increase (decrease) in cash and equivalents                   948         (637,771)
Cash and equivalents at beginning of period                        --          748,459
                                                          -----------      -----------

Cash and equivalents at end of period                     $       948      $   110,688
                                                          ===========      ===========



Supplemental schedule of non-cash investing and financing activities:

During fiscal 1998, the Company issued 25,000 shares of restricted common stock to Trinity Petroleum Management LLC for services rendered. Pursuant to the terms of a merger agreement, the Company issued 797,618 shares in exchange for all of the outstanding stock of Shoreline Resources Company, Inc.

The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

             PERIODS ENDED MARCH 31, 1999 AND 1998 AND JUNE 30, 1998


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

During the quarter ended March 31, 1999, the Bridge Loan repayment date was extended twice to accommodate a delay in closing the Company's private financing transaction. Since March 31, 1999, the Company has received three additional note repayment extension dates to April 30, May 17 and May 28, 1999.


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, CWYR had a cash balance of under $1,000. The Company currently has no revenues and continues to incur obligations related to certain general and administrative expense items.

The Company is currently attempting to raise capital through a private placement of its common stock. Continued development of the Company's only significant asset, the Paradox Basin Project (see below), is dependent on the success of the Company's private offering. Since the Company has negative operating cash flow, the capital raised must be sufficient to cover day-to-day operations as well as development of the Paradox Basin Project. Failure to raise the capital could lead to liquidation of CWYR's assets on terms unfavorable to the Company, and there can be no assurance that the Company will be successful in its capital-raising efforts.

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

OPERATIONS. Cash used in operating activities during the nine months ended March 31, 1999 was approximately half that used during the nine months ended March 31, 1998. The decrease reflects the contraction in Company activities brought upon by its lack of liquidity.

INVESTING. In order to raise cash, the Company was a net seller of properties during the nine months ended March 31, 1999. During fiscal 1998, the cost of the Company's Paradox Basin undeveloped acreage exceeded the proceeds from its producing property sales.

FINANCING. During the nine months ended March 31, 1999, the Company sold 24,000 shares of its common stock at $1 per share and, as described in Note 2 to the Consolidated Financial Statements, entered into a financing arrangement resulting in the receipt of $130,000 cash.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties were only marginally profitable in the higher price environment existing during the nine months ended March 31, 1998. As prices fell during 1998, the properties began operating at a loss. For this reason, and due to the Company's lack of liquidity, all of the Company's remaining producing properties were sold during the six months ended December 31, 1998.

EXPLORATION COSTS. Exploration costs incurred during the nine months ended
March 31, 1999 represent costs incurred in conjunction with CWYR's Paradox Basin property. The Company acquired a substantial block of Paradox Basin acreage during the quarter ended March 31, 1998 but did not begin incurring exploration costs until the subsequent quarter.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense included noncash charges for equity issued as compensation of $231,000 and $792,000 during the nine months ended March 31, 1999 and 1998, respectively. For the respective quarters ended March 31, 1999 and 1998 the figures were nil and $633,500. General and administrative expense exclusive of the noncash compensation expense decreased during fiscal 1999 versus fiscal 1998 as the Company sought to conserve its limited cash by making significant cuts in its administrative activities.

OTHER. Interest expense during the nine months ended March 31, 1999 consisted of accrued interest on the note payable described in Note 2 to the Consolidated Financial Statements of approximately $4,300 and amortization of the note payable discount resulting from the issuance of warrants with the note of $148,000. The Company had no debt during the nine months ended March 31, 1998. Interest income realized during fiscal 1998 derived from the investment of excess cash. No excess cash was available during the nine months ended March 31, 1999.

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

                                            COLORADO WYOMING RESERVE COMPANY


Dated:  May 24, 1999                        By:    /S/ KIM M. FUERST
                                               ---------------------------------
                                                  Kim M. Fuerst, President

                                  EXHIBIT INDEX

 3.1    Articles of Incorporation.*

 3.2    Bylaws.*

10.1 Extension, dated as of February 17, 1999, to the Bridge Loan between the Company and the Trust, extending the repayment date to March 15, 1999.

10.2 Extension, dated as of March 31, 1999, to the Bridge Loan between the Company and the Trust, extending the repayment date to April 15, 1999.

27      Financial Data Schedule.

------------------

        * Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 31, 1983.