Form 10QSB/A
period 1999-03-31
COLORADO WYOMING RESERVE CO
filed 1999-05-26
CIK 318852

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                            COLORADO WYOMING RESERVE COMPANY



Dated:  May 26, 1999                        By:    /S/ KIM M. FUERST
                                               ---------------------------------
                                                  Kim M. Fuerst, President

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