Form 10KSB
period 1999-06-30
COLORADO WYOMING RESERVE CO
filed 1999-11-12
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999                        File No. 0-09482

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

State Issuer's revenues for its most recent fiscal year:   $7,517

As of September 28, 1999, 10,607,694 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $7,550,761 based on the average bid and ask price of the Company's Common Stock of $1.00, as reported by the NASD on the OTC Bulletin Board System on September 28, 1999.

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

     `
GENERAL

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

The Company is currently focusing its exploratory efforts in the central Paradox Basin area of southeastern Utah (the "Paradox Basin Project"), having sold its North Dakota properties in November 1998. See Item 12 - "Certain Relationships and Related Transactions." The Paradox Basin Project will utilize geoscientists and technology that have had previous success in the Paradox Basin, and will focus on areas previously under-explored by conventional methodology. CWYR has access to results of exploratory drilling in the Project area which will supply a database of subsurface geologic information to assist the Company in determining the best location for a 3-D seismic survey.

Currently, however, the Company has no revenues and continues to incur certain general and administrative expenses and obligations related to the Paradox Basin Project. As more fully discussed in Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company is seeking an industry partner to enable it to exploit its Paradox Basin Project. Such exploitation includes the shooting and interpretation of seismic as well as the acquisition of additional acreage in the project area. The terms of any joint venture the Company enters are negotiable, but it is the Company's intention to maintain an interest in the property going forward.

EQUIPMENT, PRODUCTS AND RAW MATERIALS

CWYR owns no drilling rigs, and drilling, if any, will be accomplished by independent contractors, typically on a footage or day rate basis, for which the Company may bear the risks of fire, blowout or other catastrophe to its property.

As noted above, during the Company's second fiscal quarter, the Company sold all of its developed acreage and currently owns only leasehold interests in undeveloped acreage in the Paradox Basin.

The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's presently-undeveloped properties. The acquisition, development, production and sale of oil and gas is subject to many factors which are outside the Company's control. These factors include national and international economic conditions, market forces, transportation constraints, geologic anomalies and regulation by federal and state governmental authorities. CWYR acquires leasehold interests in oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of CWYR, see Item 2.

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


EMPLOYEES

As of June 30, 1999, the Company had one part-time employee. The Company employs consultants as needed.

ITEM 2.   PROPERTIES

The Company's principal office is located at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506.

Producing Wells and Acreage. CWYR owned no productive oil and gas wells or developed acreage at June 30, 1999. The following table sets forth the Company's interest in undeveloped acreage at June 30, 1999:


                               UNDEVELOPED ACREAGE

                                    GROSS       NET
                                   --------   --------
                    Utah            55,868     55,868


CWYR's oil and gas properties are in the form of mineral leases. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations. CWYR believes that its methods of investigating are consistent with practices customary in the industry and that it has generally satisfactory title to its leases. In connection with a fiscal 1999 financing transaction, the Company granted an interest in all of its properties to secure the repayment of a bridge loan in the principal amount of $120,000 (later increased to $130,000) from The James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"). The loan was repaid during fiscal 1999 and the secured interest was released by the Trust. For additional discussion about the loan, see Item 12 "Certain Relationships and Related Transactions."

During fiscal 1999 and 1998:

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


                  AVERAGE SALES PRICE AND PRODUCTION COST
     -------------------------------------------------------------
                                                  1999     1998
                                                 ------   ------
     Average sales price per                     $ 8.36   $15.49
     equivalent barrel of oil

     Average production (lifting) cost           $13.32   $15.96
     per equivalent barrel of oil (1)

---------------------

(1) Natural gas equivalents are determined using a ratio of six MCF of natural gas to one barrel of crude oil.


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


          For the Quarter Ended     Low     High
          ---------------------   ------   -----

          September 30, 1997      $ 2.00   $3.00
          December 31, 1997       $ 1.13   $2.00
          March 31, 1998          $ 1.13   $3.56
          June 30, 1998           $ 1.44   $3.13
          September 30, 1998      $  .81   $1.81
          December 31, 1998       $  .88   $1.75
          March 31, 1999          $  .25   $1.50
          June 30, 1999           $  .25   $1.00


The number of record holders of Common Stock of CWYR as of September 28, 1999, was approximately 2,785. The closing price as of that date, as quoted by the NASD OTC Bulletin Board under the symbol "CWYR," was $1.00.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On May 28, 1999, the Company closed a private offering of 7,845,000 shares of its Common Stock, raising approximately $785,000 ($767,000 net of offering costs) for repayment of debt and working capital. The shares were offered pursuant to an exemption from registration provided by Rule 505 of Regulation D of the Securities Act of 1933, as amended. Shares were purchased by accredited investors and less than 25 non-accredited investors.

During the fiscal year, the Company issued warrants to purchase 330,000 shares of the Company's Common Stock to the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"), as consideration for a bridge loan in the amount of $120,000 (later increased to $130,000) and extensions of the loan repayment date at various times during the fiscal year. The warrants have a term of ten years from the date of issuance, and an exercise price of $0.10 per share. See Note 8 to the Company's Financial Statements for additional information about the bridge loan.

In connection with the Company's merger with Shoreline Resource Company, Inc., the Company issued to Trinity Petroleum Management LLC 25,000 restricted shares of Common Stock on January 22, 1998, as consideration for certain additional services provided by Trinity. See Note 2 to the Company's Financial Statements for additional information about the merger.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This annual report on Form 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward -looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, anticipated expenditures, effect of changes in accounting standards, locating and aligning with an industry partner, ability to maintain an interest in the Paradox Basin properties, governmental regulation, drilling of exploration and development wells, cash flow and anticipated liquidity, prospect development and property acquisition. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-KSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1998 the Company revised its strategy of seeking to purchase producing oil and gas properties and, instead, implemented a strategy centered on exploration. To help implement its new strategy, the Company entered into an exploration joint venture and a merger agreement. In conjunction with its merger with Shoreline Resource Company, Inc., the Company obtained its Paradox Basin acreage. See Note 2 to the Company's Financial Statements for additional information about the merger.

Pursuant to the joint venture mentioned above, the Company purchased a once producing field in North Dakota from a financially distressed entity. The purchase included seven producing wells, a saltwater disposal well and a total of 1,300 acres. Subsequently, an additional 1,700 developmental acres were acquired. However, in order to raise cash for its short term obligations, the Company sold the property during the quarter ended December 31, 1998. See Item 12 for discussion about the sale of the North Dakota property.

During the first fiscal quarter, the Company obtained a bridge loan in the amount of $120,000 (later increased to $130,000) to provide working capital until a private equity sale could be consummated. During the quarter ended
June 30, 1999, the Company raised approximately $785,000 ($767,000 net of offering costs) in a private equity sale. The proceeds allowed the Company to settle all outstanding payables (including repayment of the bridge loan), and provided funds for recurring administrative costs and the cost of marketing its Paradox Basin Project. The proceeds also allowed the Company to meet delay lease rental obligations (necessary for the Company to maintain ownership of the leases underlying its Paradox Basin Project) during the quarter ended
September 30, 1999. The Company had a cash balance of approximately $200,000 at September 30, 1999.

The Company currently has no revenues and continues to incur the obligations outlined in the previous paragraph. During the 12 months ending September 30, 2000, the Company will have lease rental obligations totaling approximately $71,000. While the Paradox Basin Project is a marketable asset as it is currently configured, the Company believes its marketability would increase should the Company be able to add additional acreage. Towards that end, the Company purchased options giving it the right to purchase approximately 14,000 additional acres. Those options, which expire in February and March 2000, give the Company the right to extend the option for an additional year at an approximate cost of $69,000 or to exercise a five-year term lease at a cost of approximately $518,000. The Company's existing financial resources, however, are insufficient to allow it to exercise its purchase option.

The Company is currently seeking a joint venture partner having financial resources significant enough to enable the Company to exploit fully its Paradox Basin Project. Such exploitation includes the shooting and interpretation of seismic as well as the acquisition of additional acreage in the project area. The terms of any joint venture the Company enters are negotiable, but it is the Company's intention to maintain an interest in the property going forward.

Recent increases in oil and gas prices have resulted in increased investor interest in the oil and gas industry. The Company could attempt to capitalize on this interest by raising additional equity funds. Given the Company's cash flow position, debt financing is an unlikely alternative.

In summary, the Company has no cash flow from operations and will require additional funding, through either a joint venture or from selling additional equity capital, to convert its only significant asset into a cash generating investment. Failure to secure a joint venture partner or raise additional capital could result in the Company being liquidated on terms unfavorable to its shareholders.

OPERATIONS. Cash used in operating activities was $512,441 in 1999 versus $469,784 in 1998, an increase of approximately ten percent. The increase results primarily from a $115,000 increase in payables in 1998 versus a $111,000 decrease in 1999, a net negative effect of $226,000.

INVESTING. Cash from investing activities was $33,090 in 1999 versus cash used in investing activities of $328,675 in 1998. In order to raise cash to fund its operations and finance its Paradox Basin Project acquisition, the Company sold all of its producing properties during fiscal years 1998 (proceeds of $53,335) and 1999 (proceeds of $61,642). During fiscal 1998, the cost of the Company's Paradox Basin Project acquisitions exceeded the proceeds from its producing property sales, while during 1999, sales proceeds exceeded acquisition costs.

FINANCING. As described above, the Company closed a private equity offering during fiscal 1999. Additionally, the Company used short term financing (repaid during the quarter ended June 30, 1999) to cover its operational cash flow shortfall during the year.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during each of the last two fiscal years.

EXPLORATION COSTS. Exploration costs incurred in both fiscal 1999 ($64,215) and 1998 ($28,796) represent costs incurred in conjunction with CWYR's Paradox Basin Project. The higher 1999 figure is due to the fact the Company owned the properties for the full 12 months of 1999 versus only part of 1998.

IMPAIRMENT EXPENSE. Impairment expense of $45,212 was incurred during fiscal 1998 when the Company wrote down its producing properties to fair market value.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense included noncash charges for equity issued as compensation of $252,600 and $792,500 during fiscal 1999 and 1998, respectively. General and administrative expense exclusive of the noncash items for the respective years was $375,000 and $575,000. The 35 percent reduction from 1998 to 1999 resulted from lower salary expense and lower overhead (primarily rent, travel and telephone) partially attributable to the closing of the Company's office in California. Additionally, the Company cut its investor relations expense during fiscal 1999.

OTHER. Interest expense during fiscal 1999 of $154,831 consisted of interest on the short term 1999 financing, including amortization of the note payable discount (a total of $148,000) resulting from the issuance of warrants in conjunction with the financing. The Company had no debt during fiscal 1998. Interest income of $19,135 realized during fiscal 1998 derived from the investment of excess cash. No excess cash was available during fiscal 1999.

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

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES in June 1998. SFAS 133 established new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. In June 1999 the FASB issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT 133. SFAS 137 states that SFAS 133 shall be effective for all fiscal quarters beginning after June 15, 2000.

The Company believes that these statements will have no material effect on the Company's financial statements.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included at Pages 11 through 25 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As previously reported on Form 8-K, filed with the SEC on May 20, 1999, PricewaterhouseCoopers LLP resigned as the Company's accountant on May 14, 1999. During September 1999, the Board of Directors approved the engagement of Hein + Associates LLP as the Company's independent accountants and filed its Form 8-K on September 30, 1999 to report such engagement. There were no material disagreements between the Company and its accountants on any matter or accounting principles, practices or financial statement disclosure.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Colorado Wyoming Reserve Company
Grand Junction, Colorado


We have audited the accompanying consolidated balance sheet of Colorado Wyoming Reserve Company as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company as of June 30, 1999, and the results of their operations and their cash flows for year ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring negative cash flows from operations and has limited available funds. These items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN + ASSOCIATES LLP

Denver, Colorado
October 8, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Colorado Wyoming Reserve Company:


In our opinion, the accompanying balance sheet and the related consolidated statement of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company at June 30, 1998, and the results of its operations and its cash flows for the year ended June 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring negative cash flows from operations and has limited available funds. These items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Denver, Colorado
December 23, 1998

                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                          As of June 30, 1999 and 1998


                                                                         1999             1998
                                                                     -----------      -----------

CURRENT ASSETS:
     Cash and cash equivalents                                       $   241,455      $        --
     Trade accounts receivable                                             1,388            3,593
     Related party receivable                                                756               --
                                                                     -----------      -----------
                                                                         243,599            3,593

     Assets held for sale                                                     --           10,000
     Prepaid expenses                                                      3,224            5,686
                                                                     -----------      -----------
Total current assets                                                     246,823           19,279

PROPERTY AND EQUIPMENT:
     Unproved oil and gas properties                                     567,559          653,250
     Proved oil and gas properties                                            --           64,460
     Other property and equipment                                         13,645           13,645
                                                                     -----------      -----------
                                                                         581,204          731,355

     Less accumulated depreciation, other property and equipment         (10,659)          (6,383)
                                                                     -----------      -----------
           Net property and equipment                                    570,545          724,972
                                                                     -----------      -----------
Total assets                                                         $   817,368      $   744,251
                                                                     ===========      ===========
CURRENT LIABILITIES:
     Trade accounts payable                                          $     9,134      $    67,017
     Bank overdrafts                                                          --           19,444
     Other accrued liabilities                                            33,324           30,067
     Property remediation                                                     --           64,000
     Related party payables                                                9,988           46,596
                                                                     -----------      -----------
Total current liabilities                                                 52,446          227,124

Commitments and contingencies (notes 1 and 5)

EQUITY
     Common Stock, $.01 par value: authorized--
          75,000,000 shares; issued and outstanding--
          10,552,694 and 2,467,694 shares at June 30, 1999
           and 1998, respectively                                        105,527           24,677
     Additional paid-in capital                                        5,254,276        4,283,320
     Warrants                                                            148,100               --
     Subscription receivable                                             (78,500)              --
     Accumulated deficit                                              (4,664,481)      (3,790,870)
                                                                     -----------      -----------
                                                                         764,922          517,127
                                                                     -----------      -----------
Total liabilities and equity                                         $   817,368      $   744,251
                                                                     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1999 AND 1998




                                                          1999            1998
                                                      -----------      -----------
REVENUES:
     Oil and gas sales                                $     7,517      $    32,798
     Other                                                     --               --
                                                      -----------      -----------
Total revenues                                              7,517           32,798

EXPENSES:
     Operation of producing properties                     16,635           37,665
     Exploration cost                                      64,215           28,796
     Depreciation, depletion and amortization               4,276            3,962
     Impairment expense                                        --           45,212
     Bad debt expense                                          --            1,694
     General and administrative                           628,111        1,367,399
                                                      -----------      -----------
Total expenses                                            713,237        1,484,728
                                                      -----------      -----------

Operating loss                                           (705,720)      (1,451,930)

OTHER INCOME (EXPENSE)
     Interest (expense) income                           (154,831)          19,135
     (Loss) gain on sale of assets                        (13,060)          16,336
                                                      -----------      -----------
Loss before income taxes                                 (873,611)      (1,416,459)

Provision for income taxes                                     --               --
                                                      -----------      -----------
     Net loss                                         $  (873,611)     $(1,416,459)
                                                      ===========      ===========

     Basic and diluted loss per share                 $     (0.19)     $     (0.73)
                                                      ===========      ===========

     Weighted average common shares outstanding         4,511,570        1,941,494
                                                      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                                      COLORADO WYOMING RESERVE COMPANY
                                               Consolidated Statement of Stockholders' Equity
                                                     Years Ended June 30, 1999 and 1998


                                    ---Common Stock---
                                -------------------------                                Additional
                                                                         Subscription      Paid-in     Accumulated
                                   Shares      Par Value     Warrants     Receivable       Capital       Deficit        Total
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance, June 30, 1997            1,595,076   $    15,951            --            --    $ 3,175,545   $(2,374,411)   $   817,085

Equity issued as compensation        25,000           250            --            --        792,250            --        792,500
Common stock issued in merger       797,618         7,976            --            --        266,025            --        274,001
Sale of common stock                 50,000           500            --            --         49,500            --         50,000
Net (loss) for the year ended            --
    June 30, 1998                        --            --            --            --             --    (1,416,459)    (1,416,459)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance, June 30, 1998            2,467,694   $    24,677   $        --   $        --    $ 4,283,320   $(3,790,870)   $   517,127
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------



Equity issued as compensation       216,000         2,160            --            --        250,440            --        252,600
Warrants issued pursuant to              --            --       148,100            --             --            --        148,100
  financing
Sale of common stock              7,869,000        78,690            --       (78,500)       720,516            --        720,706
Net (loss) for the year ended
    June 30, 1999                        --            --            --            --             --      (873,611)      (873,611)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance, June 30, 1999           10,552,694   $   105,527   $   148,100   $   (78,500)   $ 5,254,276   $(4,664,481)   $   764,922
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========

                        COLORADO WYOMING RESERVE COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                       Years Ended June 30, 1999 and 1998

                                                            1999            1998
                                                        -----------      -----------
Cash flows from operating activities:
Net loss                                                $  (873,611)     $(1,416,459)
    Adjustments to reconcile net loss to net used
       in operating activities:
    Depletion, depreciation and amortization                  4,276            3,962
    Loss (gain) on asset sale                                13,060          (16,337)
    Impairment expense                                           --           45,212
    Amortization of note payable discount                   148,000               --
    Equity issued as compensation                           252,600          792,500
    Other noncash compensation                               50,000               --

    Changes in current assets and liabilities:
        Receivables                                           1,449           11,420
        Payables                                           (110,677)         114,750
        Prepaids                                              2,462           (4,832)
                                                        -----------      -----------
Net cash (used in) operating activities                    (512,441)        (469,784)

Cash flows from investing activities:
    Additions to unproved properties                        (28,473)        (326,250)
    Additions to proved properties                               --          (53,460)
    Asset purchases                                              --           (2,300)
    Proceeds from asset sales                                61,562           53,335
                                                        -----------      -----------
Net cash provided by (used in) investing activities          33,089         (328,675)

Cash flows from financing activities:
    Notes payable                                            57,693               --
    Sale of warrants                                         72,408               --
    Repayment of note payable                              (130,000)              --
    Sale of common stock                                    720,706           50,000
                                                        -----------      -----------
Net cash provided by financing activities                   720,807           50,000
                                                        -----------      -----------

Net increase (decrease) in cash and equivalents             241,455         (748,459)
Cash and equivalents at beginning of period                      --          748,459
                                                        -----------      -----------
Cash and equivalents at end of period                   $   241,455      $        --
                                                        ===========      ===========

Supplemental schedule of non-cash investing and financing activities:

FISCAL 1999
The Company issued 216,000 common shares to two directors pursuant to a stock purchase agreement. The shares issued were valued at $.10 per share, the price of the shares sold in the Company's May 1999 private placement. The Company paid approximately $6,000 in interest during 1999.

The agreement for sale of a producing property to the Company's president also included a provision extinguishing a liability to the president for past salary of $50,000 ($10,000 of which related to fiscal 1998 salary).

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF OPERATIONS:

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

     The company is currently focusing its exploratory efforts in the central Paradox Basin areas of southeastern Utah (the "Paradox Basin Project"), having sold its North Dakota properties in November 1998. As a result of this sale, the Company has no revenues and continues to incur certain general and administrative expenses and obligations related to the Paradox Basin Project. The Company is seeking an industry partner to enable it to fully exploit its Paradox Basin Project. Such exploitation includes the shooting and interpretation of seismic as well as the acquisition of additional acreage in the project area. The terms of any joint venture the Company enters are negotiable, but it is the Company's intention to maintain an interest in the property going forward.

     GOING CONCERN:

     The Company currently has no significant revenue source and continues to incur obligations with respect to certain general and administrative items. Additionally, the Company must fund certain obligations related to its significant asset, the Paradox Basin Project. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the fourth quarter of fiscal 1999, the Company raised additional capital through a private placement of its common stock and is currently looking at other financing or joint venture alternatives for exploration of the Paradox Basin Project. Failure to either raise additional funds or find a joint venture partner for its Paradox Basin Project could result in the liquidation of the Company.

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

     CONCENTRATION OF CREDIT RISK:

     The Company currently has no material trade receivables. Historically, however, substantially all of the Company's trade receivables were within the oil and gas industry, primarily from purchasers of oil and gas and joint venture participants, and collectibility has been dependent upon the general economic conditions of the industry. The receivables were not collateralized.

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

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary. Intercompany transactions and accounts are eliminated in consolidation.

     INCOME TAXES:

     Deferred income taxes are provided on the difference between the tax basis of an asset or liability and its reported amount in the financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.

     STOCK OPTIONS:

     As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation for options issued to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value methods as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

     For options repriced, the Company fair values the option immediately preceding the repricing, and any incremental difference to the fair value of the option after repricing is either disclosed in the pro forma information for options issued to employees or directors or expensed in operations for options issues to others. Under a proposal generated by the Financial Accounting Standards Board, the Company may be required, if the new rules are implemented as proposed, to value all repriced options similar to a variable stock plan. This could result in additional expense being recorded in future periods as a result of price changes in the Company's traded common stock.

     COMPREHENSIVE INCOME:

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net loss or stockholders' equity.

     NET LOSS ATTRIBUTABLE TO COMMON SHARES:

     The Company adopted Statement of Financial Accounting Standard 128, EARNINGS PER SHARE ("SFAS 128") during fiscal 1998. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by taking into account all potentially dilutive securities. The Company has not included potentially dilutive securities consisting of options and warrants to purchase 2.445 million shares and
     1.715 million shares in 1999 and 1998, respectively, because they would be anti-dilutive.

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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities in June 1998. SFAS 133 established new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. In June 1999 the FASB issued SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT 133. SFAS 137 states that SFAS 133 shall be effective for all fiscal quarters beginning after June 15, 2000.

2.   MERGER WITH SHORELINE RESOURCE COMPANY

     On February 6, 1998, the Company entered into an Agreement and Plan of Merger, dated as of February 6, 1998 (the "Merger Agreement") with Shoreline Resource Company, Inc., a Colorado corporation ("Shorco"), CWSub, Inc., a wholly-owned subsidiary of the Company incorporated in the state of Colorado ("CWSub") and F. Robert Tiddens, Cindy L. Stewart and John F. Greene, the shareholders of Shorco (the "Shorco Shareholders"). Pursuant to the terms of the Merger Agreement, CWSub was merged with and into Shorco, with Shorco surviving the Merger and becoming a wholly-owned subsidiary of the Company at the Merger Effective Time (as defined in the Merger Agreement). The fiscal year-end of Shorco following the Merger was June 30, 1998.

     The Merger consideration consisted of issuance by the Company of 797,618 shares of its common stock, $.01 par value per share ("Common Stock") valued at $274,000, in exchange for all of the issued and outstanding common stock of Shorco. As a result of the Merger, the Shorco Shareholders, collectively, owned approximately 33% of the outstanding Common Stock of the Company. The acquisition was accounted for under the purchase method of accounting.

     At the time of the Merger, Shorco's only assets consisted of unproved oil, gas and mineral leasehold interests in approximately 20,300 acres in a targeted area in southern Utah (the Paradox Basin), along with a team of geoscientists having access to state-of-the-art "3D" seismic processing techniques for use in developing a "3D" seismic exploration project in such area. Shorco had no operating activity prior to the Merger. Accordingly, no pro forma results of operations showing the effect on the Company of the Shorco Merger have been prepared.

3.   INCOME TAXES

     No tax benefits from the losses incurred during fiscal 1999 and 1998 were recognized due to the substantial uncertainty as to their eventual utilization.

     Effective tax rates differ from the Federal income tax rate as shown in the following table.


                                        Percent of Pretax (Loss) Income

                                               1999      1998
                                               ----      ----

          Federal statutory rate               (34)%     (34)%

          State income taxes                    (3)%      (3)%

          Change in valuation allowance         30%       30%

          Expiration of prior year loss          7%        7%
          carryforwards
                                               ----      ----

          Effective rate                        --        --
                                               ====      ====

     Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at June 30, 1999 and 1998 are as follows:


                                                 1999           1998
                                             -----------     ---------
          Deferred tax assets

            Net operating loss and tax       $1,211,000      $885,000
            credit carryforwards

          Valuation allowance                (1,211,000)     (885,000)
                                             -----------     ---------
             Net deferred tax assets         $       --      $     --
                                             ===========     =========

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carry forwards can be used to offset future reversals of existing deferred tax liabilities. The Company increased its valuation allowance by $326,000 and $181,000 during fiscal 1999 and 1998, respectively.

     At June 30, 1999, the Company had tax basis net operating loss carry forwards available to offset future taxable income of $3.3 million, which expire from 2000 to 2013. Of that amount, approximately $956,000 can never be used by the Company and the usage of $363,000 is limited to certain maximum yearly amounts over a 14-year period, as a result of the change in control occurring during fiscal 1998 and 1997.

4.   MAJOR CUSTOMERS

     The following are considered major customers which account for ten percent or more of total operating revenues in 1999 and 1998.

                                        1999   1998
                                        ----   ----

          Conoco Oil Company             --     23%

          JN Petroleum Marketing         42%    --

          Texaco Oil Company             --     17%

          Phillips Company               --     41%

          Duke Energy                    58%    19%



5.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

     Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,000 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Merger Agreement, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

     Effective January 1, 1998, the Company entered into an Agreement for Consulting Services (the "SCI Agreement") with Sayed Consulting, Inc., a Nevada corporation ("SCI"). Pursuant to the terms of the SCI Agreement, SCI performed certain investor and public relations functions for the Company for a fee of $1,000 per month and reimbursement of third party expenses. The SCI Agreement was for a term of one year. On January 30, 1998 in connection with the SCI Agreement, the Company issued to SCI an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share (repriced in December 1998 to $1.00 per share and in May 1999 to $.25 per share). Waseem A. Sayed owns 100 percent of SCI and serves as its President. Mr. Sayed's brother, Rafiq A. Sayed, was appointed as a member of the Company's Board of Directors effective September 4, 1998. Dr. Syed A. Daud, a recently-appointed member of the Board of Directors, serves as Vice President of Investor Relations & Communications for SCI.

     The Company entered into a Contract Operator Agreement and Operating Agreement, effective March 13, 1998 with ST Oil Company, a Nevada corporation ("ST"), pursuant to which ST serves as managing agent and attorney-in-fact for the Company, and as operator of record of the Companies properties located in North Dakota (the "ST Agreement"). In return for its services, ST is entitled to receive, at payout, a five percent working interest in the leases and wells. Mr. Butler owns approximately 52 percent of ST and serves as its President and Chief Executive Officer. During fiscal 1999, the ST Agreement was assigned by the Company to FM Energy, LLC in connection with the North Dakota Agreement (defined and described below).

     The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst received a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share (repriced to $.25 per share in May 1999). The contract is for an initial term of three years commencing October 1, 1996 and may be terminated by Mr. Fuerst, if for Cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy, LLC (of which Mr. Fuerst owns 50 percent and serves as co-manager) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase. Mr. Fuerst determined to forego his salary during the months of November and December 1998, and January through April 1999. In May 1999, Mr. Fuerst's salary was reduced to $5,000 per month pursuant to an amendment to his employment agreement. See also Note 9 for a description of a stock option to purchase 500,000 shares of Common Stock granted to Mr. Fuerst subsequent to the fiscal year end in July 1999.

     Effective November 1, 1998, the Company accepted an Offer to Purchase certain of its properties located in North Dakota (the "North Dakota Agreement") submitted by FM Energy, LLC ("FM"), a California limited liability company collectively owned by the Company's President, Kim M. Fuerst, and the Trust. Pursuant to the North Dakota Agreement, the Company sold its interest in certain properties in North Dakota in return for (a) a cash payment to the Company of $50,000; (b) extinguishment of the Company's $50,000 obligation to Kim M. Fuerst as compensation for his services as President of the Company for the months of June through October 1998; and
     (c) an extension of the repayment date for the Bridge Loan from October 31, 1998 to November 30, 1998 (subsequently extended, in a series of transactions, to May 28, 1999). The Company acquired the North Dakota properties during fiscal 1998 for $113,392. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     For related-party transactions occurring subsequent to June 30, 1999, see
     Note 9.

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

     Options under both the plans may have a term of up to five years or ten years; the actual term and any vesting requirements are set at the discretion of the Board of Directors or a Committee thereof. The maximum number of shares authorized for issuance under the ISO Plan is 500,000 shares; under the Equity Plan the maximum is 2.5 million shares.

     The following is a summary of the Company's option and warrant activity for the years ended June 30, 1999 and June 30, 1998:


                                         1999                      1998
                               ----------------------     -----------------------
                               Options       Weighted     Options        Weighted
                                 and         Average        and          Average
                               Warrants      Exercise     Warrants       Exercise
                                               Price                      Price
                               ---------     --------     ---------      --------
Options and warrants           1,915,000     $   1.36     1,375,000      $   1.00
  outstanding, beginning
  of year

Granted

  Exercise price same as              --           --       200,000      $   3.25
    market price

  Exercise price less            280,000     $   1.00       315,000      $   1.59
    than market price

  Exercise price greater         250,000     $   1.00       125,000          1.50
    than market price

Expired                               --           --       (50,000)         1.00

Exercised                             --           --       (50,000)         1.00
                               ---------     --------     ---------      --------
Options and warrants           2,445,000     $   0.20     1,915,000      $   1.36
  outstanding, end of year
                               =========     ========     =========      ========
Exercisable at end of year     2,445,000     $   0.20     1,690,000      $   1.14
                               =========     ========     =========      ========

     During the fourth quarter of fiscal 1999, the Company repriced options covering 530,000 shares of common stock to $.10 per share; the remaining 1,915,000 shares under option were repriced to $.25 per share. There was no increase in incremental value on the repriced options over the value of the options immediately preceding the repricing.

     Exercise prices for options and warrants outstanding as of June 30, 1999:


     Exercise       Options and        Weighted        Options and
      Price          Warrants          Average           Warrants
                    Outstanding      Contractual       Exercisable
                   June 30, 1999       Life            June 30, 1999
     --------      -------------     -----------       -------------
       $0.10           530,000            7.93             530,000

       $0.25         1,915,000            7.81           1,915,000
                   -------------     -----------       -------------
                     2,445,000            7.84           2,445,000


     In October 1995, the FASB issued SFAS No. 123, "Accounting for StockBased Compensation." This Statement establishes a fair value method of accounting for stockbased compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of all options was estimated at the date of grant using the BlackScholes option pricing model with the following weighted-average assumptions.


                                         Years Ended June 30,
                                     ------------------------------
                                         1999              1998
                                     ------------      ------------

     Risk free interest rate         4.7% to 4.9%      5.9% to 6.5%

     Volatility factor               134% to 166%              160%

     Dividend yield                            0%                0%

     Expected term of options            10 years          10 years

     Weighted average fair value of options granted:

       Exercise price equals          $       --       $       3.23
       market price

       Exercise price less than       $      0.81      $       1.85
       the market price

       Exercise price greater than    $      1.50              1.36
       the market price


     The BlackScholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                     FOR THE YEARS ENDED JUNE 30,
                                   -------------------------------
                                        1999              1998
                                   ------------     --------------
          Net loss as reported     $  (873,611)     $  (1,416,459)

          Pro forma                $  (873,611)     $  (2,061,935)


          Net loss per share       $    (0.19)      $       (0.73)
           as reported

          Pro forma                $    (0.19)      $       (1.06)


7.   SUPPLEMENTAL OIL AND GAS INFORMATION

     Capitalized costs relating to oil and gas producing activities at June 30, 1999 and 1998 are as follows:


                                                    1999        1998
                                                  --------    --------
          Unproved oil and gas properties         $567,559    $653,250

          Proved oil and gas properties                 --      64,460

          Less accumulated depreciation                 --          --
             and depletion                        --------    --------

          Net capitalized cost                    $567,559    $717,710
                                                  ========    ========


     Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 1999 and 1998 are as follows:



                                          1999        1998
                                        -------     --------
          Acquisition of unproved       $28,473     $653,250
          properties

          Acquisition of proved              --       64,460
          properties                    -------     --------

          Net capitalized cost          $28,473     $717,710
                                        =======     ========

     Results of operations for oil and gas producing activities for the years ended June 30, 1999 and 1998 are as follows:


                                             1999       1998
                                           -------    --------

          Revenues                          $7,517     $32,798

          Production costs                  16,635      37,665

          Depreciation, depletion and           --      45,212
            impairments
                                           -------    --------
                                            16,635      82,877
                                           =======    ========

          Results of operations from
            producing activities
            (excluding corporate           $(9,118)   $(50,079)
            overhead and interest costs)   =======    ========



     RESERVES (UNAUDITED)

     The Company had no proved oil and gas reserves at June 30, 1999 and 1998.


8.   FINANCINGS

     On September 2, 1998, the Company completed a financing transaction with the James E. Moore Revocable Trust, u/d/t/ dated July 28, 1994 (the "Trust"), by executing a Loan Agreement, dated as of August 25, 1998 (the "Loan Agreement"), pursuant to which the Trust loaned $120,000 (the "Bridge Loan") to the Company to be repaid on or before October 31, 1998. In return for the Bridge Loan, the Company granted the Trust a security interest in its properties located in the Paradox Basin of southern Utah and a ten-year warrant to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Mr. Rafiq A. Sayed was appointed to serve on the Company's Board of Directors as a designee of the Trust in connection with the Bridge Loan. As of September 2, 1998, the Trust beneficially owned approximately 9.4 percent of the Company's Common Stock. However, effective as of November 23, 1998, the Trust conveyed warrants to purchase up to 150,000 shares of the Company's Common Stock to various third parties in private transactions, thereby reducing the Trust's beneficial ownership in the Company to approximately four percent. The repayment date of the Bridge Loan was subsequently extended to November 30, 1998 in connection with the North Dakota Agreement (as defined and described in Note 5).

     On December 4, 1998, the Trust agreed to extend the repayment date for the Bridge Loan from November 30, 1998 to January 15, 1999 (the "Second Loan Extension"). As partial consideration therefore, the Trust received an additional warrant for the purchase of up to 100,000 shares of Common Stock at a price per share of the lower of (i) $1.00 or (ii) the lowest price per share of Common Stock or Common Stock equivalent issued by the Company in any offering of its securities occurring prior to Apri1 1999. As additional consideration for the Second Loan Extension, the Company agreed
     (a) to reprice the warrants to purchase 180,000 shares of Common Stock previously granted to the Trust at $1.00 in accordance with the price described above for the newly-granted warrants; (b) to reprice certain other options held by a key consultant to the Company from $1.75 to $1.00 per share; and to appoint Dr. S.M. Aslam Daud as a member of the Board of Directors.

     Effective December 30, 1998, the principal amount of the Bridge Loan was increased by $10,000 to $130,000 in exchange for a cash payment to the Company to enable it to meet certain lease rental obligations due
     January 1, 1999. At the same time, the repayment due date of January 15, 1999 was further extended to February 15, 1999 (the "Third Loan Extension") and as consideration therefore, the Company agreed to issue to the Trust an additional warrant to purchase 50,000 shares of the Company's Common Stock under the same terms and conditions applicable to the previously-issued warrant, and to extend the expiration of the warrant exercise price adjustment mechanism for all warrants issued in connection with the Bridge Loan, from April 1, 1999 to July 1, 1999.

     In conjunction with the warrants issued as consideration for the Loan Extensions, $148,000 was recorded as loan discount and amortized as interest expense.

     Subsequent to the Third Loan Extension, the Bridge Loan repayment date was further extended to April 30, May 17 and May 28, 1999 to accommodate a delay in closing the Company's private financing transaction.

     During May 1999, the options and warrants described in this note (other than those issued to Trinity and the Trust) were repriced to $.25 per share. Pursuant to the terms of the Second Loan Extension and the Third Loan Extension, the Trust warrants, as well as options and warrants previously granted to Trinity, were repriced to $.10 per share.

     The Company closed a private equity offering on May 28, 1999, selling 7.845 million restricted shares of Common Stock at $.10 per share pursuant to an exemption from registration under Rule 505 of Regulation D of the Securities Act of 1933, as amended. The Trust purchased 2.8 million shares and Mr. Kim Fuerst, the Company's president, purchased 2 million shares. At June 30, 1999, 78,500 private offering shares were subscribed but not paid for; payment for those shares occurred during the first quarter of fiscal 2000.

9.   SUBSEQUENT EVENTS

     During July 1999, the Company granted to its president an incentive stock option pursuant to the Equity Incentive Plan, to purchase 500,000 shares of Common Stock at an exercise price of $.75 per share (determined to be at least 110% of the fair market value at the date of grant). The option has a five year life and is exercisable as of the date of grant.

                                    PART III

9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the executive officers and the members of the Board of Directors of the Company.


        Name               Age                Position
----------------------  ----------  --------------------------------

Kim M. Fuerst.........     48       President, Chief Executive
                                    Officer, Treasurer and Director

Faisal Chaudhary.....      26       Secretary and Director

J. Samuel Butler.....      54       Director

John F. Greene.......      59       Director

F. Robert Tiddens....      45       Director

Rafiq A. Sayed.......      45       Director

Dr. Syed A. Daud.....      35       Director

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

     FAISAL CHAUDHARY, 26, has been Secretary and a Director since September 1996. He is presently President and a director of Sedco, Inc. in Santa Maria, California and President, CEO and a director of Zelcom Industries, Inc. in Orange, California, having served in such capacities since approximately January 1999. He is a graduate of Chapman University with a Masters in Commerce and a degree in law. In April 1999, Mr. Chaudhary was appointed by his majesty, Prince Shaman Azman of Malaysia, as the official Investments Relations officer for the Prince's foreign investments, currently consisting of three international companies based in Singapore, Japan, and Thailand.

     J. SAMUEL BUTLER, 54, Director, formed Trinity Petroleum Management, LLC and ST Oil Company in 1996 and serves as President and Chief Executive Officer of both companies. During 1998, Mr. Butler was instrumental in organizing Professional Energy Advisors, LLC, and serves on the Board of Managers thereof. In addition, he became a member of the Board of Directors of Greystone Energy, Inc., a Colorado corporation, in 1998. From 1989 to 1994, he served as a director, President and Chief Executive Officer of Sterling Energy Corp. and the Chief Executive Officer of Sheffield Exploration Company, Inc. from September 1990 to May 1996. Also during the period of September, 1989 to December, 1994, Mr. Butler was a founding principal in Petrie Parkman & Co., an investment banking firm specializing in upstream energy financing. Previously, he was President and Chief Operating Officer of Columbus Energy Corp. (Denver, Colorado) from 1985 to 1989, and today, continues to serve as a director at Columbus. Mr. Butler joined the predecessor of Columbus, Consolidated Oil and Gas, Inc., in 1974 and held the position of Vice President of Exploration, Senior Vice President of Oil and Gas Operations and Executive Vice President and Chief Operating Officer. After receiving a degree in Petroleum Engineering from the Colorado School of Mines, Mr. Butler pursued graduate studies in the field of Mineral Economics at that institution. He is a past director of the Independent Petroleum Association of America and past director of the Independent Petroleum Association of the Mountain States.

     DR. SYED ASLAM DAUD, 35, a Director since December, 1998, is currently Vice President, Investor Relations & Communications of Sayed Consulting Inc. in Toronto, Ontario, Canada, a position he has held since January 1996. During a nine-month period from December 1997 to September of 1998, Dr. Daud was also an Investor Relations and Communications officer of Trivalence Mining Corporation. Prior to joining Sayed Consulting, Inc., he worked from September 1990 to October 1995 in various capacities at Shoppers Drug Mart and Shoppers Home Health Care (a division of Iamsco, Inc.), including Pharmacy System Trainer and Corporate Manager. Since 1994, Dr. Daud has served as national President of a nonprofit youth organization. Dr. Daud received his M.B.B.S. degree in Medicine and Surgery from Dow Medical College, University of Karachi, Pakistan. Dr. Daud has also completed various certificate courses in computers and adult education.

     JOHN F. GREENE, 59, Director, has over 25 years experience in the oil and gas exploration and production industry. From 1985 until his retirement in 1995, Mr. Greene served as executive vice president of worldwide exploration and production for the Louisiana Land and Exploration Company, where he served on the board of directors from 1989 until his retirement. From 1981 to 1985, Mr. Greene was president and chief executive officer for Milestone Petroleum and then executive vice president of exploration for Meridian Oil and Gas Company via its merger with Milestone. He began his career at Continental Oil Company holding various positions including director of exploratory projects for onshore and offshore offices and a division exploration manager for the western United States. Mr. Greene has been a director of Basin Exploration, Inc. since February 1996 and a director of CWYR since February 1998.

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

     F. ROBERT TIDDENS, 45, Director, has over 20 years experience in oil and gas exploration, production and acquisition activities in all producing states in the continental United States. Since 1995, Mr. Tiddens was President and Chief Executive Officer of Shoreline Resource Company, Inc., a Denver based private oil and gas exploration concern he founded and subsequently merged into a subsidiary of the Company in February 1998, at which time he became a director of the Company. From 1990 to 1995, Mr. Tiddens was a consultant advising client companies in all facets relating to the oil and gas industry. Prior thereto, Mr. Tiddens was Vice President of Land & Acquisitions for Presidio Oil Company, a rapidly-growing American Stock Exchange Company based in Denver and New York. Mr. Tiddens is a graduate of the University of Wisconsin with a finance/economics degree.

     All directors of the Company serve one year terms and hold office until the annual meeting in the year in which their respective terms expire or until their respective successors are duly elected and qualified. Mr. Sayed and Dr. Daud were selected to serve on the Board of Directors pursuant to certain agreements between the Company and The Trust in connection with a loan from the Trust to the Company, and an extension of the repayment due date of such loan. See Item 12 "Certain Relationships and Related Transactions" for additional discussion regarding the loan and related documents. All officers of the Company serve at the discretion of the Board of Directors and until the next annual meeting of directors of the Company. There are no family relationships between any director, officer or person nominated or chosen to become a director or officer and any other such persons.

COMMITTEES AND MEETINGS

     During the fiscal year ended June 30, 1999, the Board of Directors held five meetings. Faisal Chaudhary attended less than 75% of such meetings. The Board of Directors of the Company has no established committees to which it has delegated any authority.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's directors, executive officers and persons who are beneficial owners of more than ten percent of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Commission and to furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations it has obtained from certain of these persons, the Company believes that, as of June 30, 1999, the following persons failed to timely file the following forms:
Dr. A.S. Aslam Daud - Form 3 reflecting his appointment as a director; Rafiq A. Sayed - Form 3 reflecting his appointment as director.


10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company to the individuals serving as the Company's chief executive officers for each of the Company's last three fiscal years:

                                SUMMARY COMPENSATION TABLE

                                      Annual Compensation    Long Term Compensation
                                      -------------------    ----------------------
                                                                      Awards
                                                                      ------
                                                              Securities Underlying
Name and Position(1)        Year          Salary($)               Options/SARS (#)
-----------------------------------------------------------------------------------
Kim M. Fuerst,              1999          50,000(2)(3)              500,000(4)
President,
Chief Executive Officer,
Treasurer                   1998          120,000(3)
                            1997          90,000(5)

---------------
(1) No other executive officer of the Company received more than $100,000 during the fiscal year ended June 30, 1999.
(2) Mr. Fuerst determined to forego his monthly salary of $10,000 for the months of November and December 1998, and January through April 1999, and received $5,000 per month for each of May and June 1999 in accordance with an amendment to his employment agreement.
(3) Includes $40,000 in fiscal 1999 and $10,000 in fiscal 1998 of salary obligation of the Company to Mr. Fuerst extinguished as partial payment for the purchase of the Company's North Dakota properties by FM Energy, LLC, of which Mr. Fuerst owns 50 percent. See Item 12.
(4) The options shown were originally granted in 1996. On May 17, 1999, the options were repriced to $0.25 per share. See "Report on Repricing of Options" herein.
(5)  Represents payment for nine months of service.

OPTION GRANTS

     There were no grants of stock options made during the fiscal year ended June 30, 1999 to the Company's single named executive officer.

     The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officer as of June 30, 1999, as well as the value of unexercised "in the money" options at such date. No stock options were exercised by the named executive officer during the last fiscal year.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                       Number of Securities          Value of Unexercised
                      Underlying Unexercised         Money Options/SARs at
                     Options/SARs at FY-End(#)               FY-End
Name                Exercisable/Unexercisable      Exercisable/Unexercisable
--------------      --------------------------     -------------------------
Kim M. Fuerst            500,000/0                        $155,000/0*


------------------------

(*) Amount shown represents aggregated fair market value based upon the mean of the closing bid and asked price on June 30, 1999 of $0.56 per share, less aggregate exercise price of $0.25 per share for the unexercised in-the-money options held. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

EMPLOYMENT CONTRACTS

     The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst received a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share. The contract is for an initial term of three years commencing October 1, 1996 and is renewed automatically for succeeding periods of one year unless terminated. The contract may be terminated by Mr. Fuerst upon 90 days prior written notice to the Company, and by the Company without prior notice to Mr. Fuerst, if for Cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy, LLC (of which Mr. Fuerst owns 50 percent and serves as co-manager) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase. See Item 12 - "Certain Relationships and Related Transactions." In May 1999, Mr. Fuerst's employment agreement was amended to reduce his salary to $5,000 per month.

COMPENSATION OF DIRECTORS

     The Directors of CWYR, who do not receive annual salaries from CWYR, may receive reimbursement for travel expenses. Other than the stock option grants discussed below, no consulting fees, finder's fees or commissions were paid to Directors of the Company during the fiscal year ended June 30, 1999.

     During fiscal 1998, the Board of Directors and Shareholders approved an Equity Incentive Plan (the "Equity Plan") in which Directors are eligible to participate. A total of 2,500,000 shares of Common Stock have been reserved for issuance under the Equity Plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. The Equity Plan currently is administered by the Board of Directors, but may be administered b a committee appointed by the Board.

     In connection with their respective appointments to the Board of Directors, each of Mr. Sayed and Dr. Daud received options to purchase 100,000 shares of Common Stock on September 4, 1998 and December 4, 1998, respectively. The options were granted pursuant to the Company's Equity Incentive Plan, were originally exercisable at $1.00 (the fair market value at the date of grant) and were immediately vested. Effective May 17, 1999, the Board of Directors voted to reprice all outstanding options to $.25 per share to reflect a decrease in the fair market value of the Company's Common Stock.

     Options granted to directors under the Equity Plan expire ten years from the date of grant. The option exercise price for non-statutory options is determined by the Board of Directors and may be paid in cash or by surrendering to the Company outstanding Common Stock already owned by the optionee, valued at fair market value, by delivering a promissory note, or by a combination of such means of payment, as may be determined by the Board. Options granted pursuant to the Equity Plan may not b exercised more than three months after the option holder ceases to be a director of the Company, except that in the event of the death or permanent and total disability of the option holder, the option may be exercised by the holder (or his estate, as the case may be), for a period of up to one year after the date of death or permanent or total disability. Options granted to directors under the Equity Plan are treated as non-statutory stock options under the Internal Revenue Code. On February<-1- 95>11, 1998, the Board of Directors amended the Equity Plan to delete the automatic six-month vesting requirement for options granted thereunder to allow the Board or committee broad discretion in determining such requirements.

REPORT ON REPRICING OF OPTIONS

     Effective May 17, 1999, the Board of Directors voted to reprice all outstanding options and warrants to reflect a decrease in value of the Company's Common Stock. Options for 500,000 shares of Common Stock granted to Mr. Fuerst, the Company's single named executive officer, were repriced to $0.25 per share from their original price of $1.00 per share at the time of grant in 1996.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of September 28, 1999, by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the five most highly compensated executive officers, including the Chief Executive Officer; and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such holders, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                                        Percentage
                                         Number of      Beneficially
         Name and Address                Shares(a)       Owned (b)
-----------------------------------    -------------    -----------

Kim M. Fuerst......................     3,112,500(c)       26.8%
   751 Horizon Court, Ste. 205
   Grand Junction, Colorado  81506

Faisal Chaudhary...................     612,500(d)          5.5%
    151 Toby Lane
    Anaheim Hills, California  92807

J. Samuel Butler...................     325,000(e)          3.0%
    1801 Broadway, Suite 600
    Denver, Colorado  80202

Syed A. Daud.......................     100,000(f)          0.9%
    64 Hainsworth Ct.
    Markham, Ontario  L3S1T5
    Canada

                                                        Percentage
                                         Number of      Beneficially
         Name and Address                Shares(a)       Owned (b)
-----------------------------------    -------------    -----------

John F. Greene.....................     453,303(f)          4.2%
    1569 Royal Buffalo Drive
    Silverthorne, Colorado  80498

Rafiq A. Sayed.....................     108,600(f)          1.0%
    102 Avenue of the Estates
    Cary, North Carolina  27511

F. Robert Tiddens..................     545,030(f)          5.1%
    8360 East Hinsdale Avenue
    Englewood, Colorado  80112

The James E. Moore Revocable Trust,     3,050,000(g)       28.3%
    u/d/t dated July 28, 1994
    7827 Berger Avenue
    Playa del Rey, California  90293

All executive officers and directors     5,256,933(h)      41.0%
as a Group (7 persons).............

---------------------

(a) All shares are owned both of record and beneficially unless otherwise specified by footnote to this table.
(b) Based on 10,607,694 shares of Common Stock outstanding at September 28, 1999.
(c) Includes 500,000 shares issuable upon exercise of stock options granted under the Incentive Stock Option Plan in 1996, and 500,000 shares issuable upon exercise of stock options granted under the Equity Incentive Plan.
(d) Includes 500,000 shares issuable upon exercise of stock options granted under a director stock option plan in 1996.
(e) Includes 200,000 shares issuable upon exercise of stock options granted under a director stock option plan in 1996; 100,000 shares issuable upon exercise of a stock option granted to Trinity Petroleum Management LLC, of which Mr. Butler owns approximately 24 percent and serves as the President and CEO; and 25,000 restricted shares owned by ST Oil Company, of which Mr. Butler owns approximately 52 percent and serves as the President and CEO.
(f) Includes 100,000 shares issuable upon exercise of director stock options granted under the Equity Incentive Plan.
(g) Includes 180,000 shares issuable upon exercise of warrants granted in connection with Bridge Loan and extensions thereof.
(h) Includes 2,200,000 shares issuable upon exercise of options and warrants.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, and/or employees during the last two fiscal years.

     Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,000 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member on the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC.

     During the fiscal year ended June 30, 1998, the Company paid Trinity $143,408 pursuant to the Trinity Agreement. In January 1998, as partial consideration for certain additional services provided to the Company by Trinity in connection with the Company's merger with Shoreline Resource Company, Inc., the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase of up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999. During the last fiscal year, the Company paid Trinity $82,960 for its services.

     Effective as of January 1, 1998, the Company entered into an Agreement for Consulting Services (the "SCI Agreement") with Sayed Consulting, Inc., a Nevada corporation ("SCI"). Pursuant to the terms of the SCI Agreement, SCI performs certain investor and public relations functions for the Company for a fee of $1,000 per month and reimbursement of third party expenses. The SCI Agreement was for a term of one year. On January 30, 1998 in connection with the SCI Agreement, the Company issued to SCI an option to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $1.75 per share, (repriced in December 1998 to $1.00 per share and in May 1999 to $.25 per share). Waseem
A. Sayed owns 100 percent of SCI and serves as its President. Mr. Sayed's brother, Rafiq A. Sayed, was appointed as a member of the Company's Board of Directors effective September 4, 1998. Dr. Syed A. Daud, a recently-appointed member of the Board of Directors, serves as Vice President of Investor Relations & Communications for SCI.

     On September 2, 1998, the Company completed a financing transaction with the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"), by executing a Loan Agreement, dated as of August 25, 1998 (the "Loan Agreement"), pursuant to which the Trust loaned $120,000 (the "Bridge Loan") to the Company to be repaid on or before October 31, 1998. In return for the Bridge Loan, the Company granted the Trust a security interest in its properties located in the Paradox Basin of southern Utah, and a ten-year warrant to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Mr. Rafiq A. Sayed was appointed to serve on the Company's Board of Directors as a designee of the Trust in connection with the Bridge Loan. As of September 2, 1998, the Trust beneficially owned approximately 9.4 percent of the Company's Common Stock. However, effective as of November 23, 1998, the Trust conveyed warrants to purchase up to 150,000 shares of the Company's Common Stock to various third parties in private transactions, thereby reducing the Trust's beneficial ownership in the Company to approximately four percent. The repayment date of the Bridge Loan was subsequently extended to November 30, 1998 in connection with the North Dakota Agreement (as defined and described below).

     Effective as of November 1, 1998, the Company accepted an Offer to Purchase certain of its properties located in North Dakota (the "North Dakota Agreement") submitted by FM Energy, LLC ("FM"), a California limited liability company collectively owned by the Company's President, Kim M. Fuerst, and the Trust. Pursuant to the North Dakota Agreement, the Company sold its interest in certain properties located in North Dakota in return for (a) a cash payment to the Company of $50,000; (b) extinguishment of the Company's $50,000 obligation to Kim M. Fuerst as compensation for his services as President of the Company for the months of June through October 1998; and (c) an extension of the repayment date for the Bridge Loan from October 31, 1998 to November 30, 1998. The Company had acquired the North Dakota properties during fiscal 1998 for $113,392. See
Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On December 4, 1998, the Board of Directors of the Company approved an agreement with the Trust to extend the repayment date for the Bridge Loan from November 30, 1998 to January 15, 1999 (the "Second Extension"). As partial consideration therefore, the Trust received an additional warrant for the purchase of up to 100,000 shares of Common Stock at $0.10 per share, the lesser of (i) $1.00 or (ii) the lowest price per share of Common Stock or Common Stock equivalent issued by the Company in any offering of its securities occurring prior to April 1, 1999 (the "Option Price Formula"), thereby increasing the beneficial ownership by the Trust to approximately 7.6 percent. As additional consideration, the Second Extension agreement provided that the Company (a) reprice the warrants to purchase 180,000 shares of Common Stock previously granted to the Trust at $1.00 in accordance with the Option Price Formula; (b) reprice the options held by SCI from $1.75 to $1.00 per share; and (c) appoint Dr. Daud as a member of the Board of Directors.

     Effective as of December 30, 1998, the Company's Board of Directors approved an agreement to increase the principal of the Bridge Loan from $120,000 to $130,000 in exchange for a cash payment to the Company, and to extend further the repayment date to February 15, 1999 (the "Third Extension"). As partial consideration for the Third Extension, the Trust received another Warrant for a price of $50.00. Pursuant to the Warrant Agreement, dated as of December 30, 1998, the Trust is entitled to purchase up to 50,000 shares of restricted common stock at an exercise price determined by the Option Price Formula.

     The Warrant Agreement in connection with the Third Extension also provides for (a) an extension of the date of the Option Price Formula from April 1, 1999 to July 1, 1999 for all warrants previously issued to the Trust in connection with the original loan and Second Extension and (b) the repricing of certain director options previously issued by the Company from $3.75 to $1.00 per share.

     On May 28, 1999, the Company closed a private placement of 7,845,000 shares of its Common Stock at a price of $0.10 per share, raising $785,000 ($767,000 net of placement costs). The proceeds were used to repay the Bridge Loan and for working capital. Mr. Fuerst purchased 2,000,000 shares for a purchase price of $200,000. The Trust purchased 2,800,000 shares for a total price of $280,000. As a result of the per share price established in the private placement, the exercise price for warrants issued to the Trust in connection with the Bridge Loan and Extensions was set at $0.10 per share. Following repayment of the Bridge Loan by the Company, the security interest in the Company's Paradox Basin properties held by the Trust was released.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     A list of the Exhibits required by Item 601 of Regulation S-B to be filed as part of this report is set forth in the Index to Exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K

     A current report on Form 8-K was filed on May 20, 1999 pursuant to Item 4, to report the resignation of the Company's independent auditors.

(c) The following Financial Statements are filed as part of this Report:
                                                                            PAGE

     Report of Hein + Associates............................................   9

     Report of PricewaterhouseCoopers LLP...................................  10

     Consolidated Balance Sheets as of June 30, 1999 and 1998...............  11

     Consolidated Statements of Operations for the years ended
     June 30, 1999 and 1998.................................................  12

     Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 1999 and 1998.....................................  13

     Consolidated Statements of Cash Flows for the years ended
     June 30, 1999 and 1998.................................................  14

     Notes to Consolidated Financial Statements.............................  15

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


                                 COLORADO WYOMING RESERVE COMPANY


Dated:  10/12/99                 By: /s/ KIM FUERST
                                    -------------------------------------------
                                    Kim Fuerst, President and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  10/12/99                 By: /s/ KIM FUERST
                                    -------------------------------------------
                                    Kim Fuerst, President, Chief Executive
                                    Officer and Treasurer (Principal Executive
                                    Officer, Chief Financial and Accounting
                                    Officer)


Dated:  10/12/99                 By: /s/ FAISAL CHAUDHARY
                                    -------------------------------------------
                                    Faisal Chaudhary, Director
                                    and Secretary


Dated:  10/12/99                 By: /s/ J. SAMUEL BUTLER
                                    -------------------------------------------
                                    J. Samuel Butler, Director


Dated:  10/12/99                 By: /s/ JOHN F. GREENE
                                    -------------------------------------------
                                    John F. Greene, Director


Dated:  10/12/99                 By: /s/ F. ROBERT TIDDENS
                                    -------------------------------------------
                                    F. Robert Tiddens, Director


Dated:  10/12/99                 By: /s/ RAFIQ A. SAYED
                                    -------------------------------------------
                                    Rafiq A. Sayed, Director


Dated:  10/12/99                 By: /s/ SYED A. DAUD
                                    -------------------------------------------
                                    Syed A. Daud, Director

                                INDEX TO EXHIBITS


3.1   Articles of Incorporation.  (a)

3.2   Bylaws.  (a)

10.1 Employment Agreement between the Company and Kim M. Fuerst, dated October 1, 1996 (b), as amended by Amendment, dated May 17, 1999.

10.2  Incentive Stock Option Plan, dated October 18, 1996.  (b)

10.3 Incentive Stock Option Agreement between the Company and Kim M. Fuerst, dated October 18, 1996. (b)

10.4  The Company's Equity Incentive Plan.  (b)

10.5 Warrant, dated March 31, 1997, from the Company to Trinity Petroleum Management LLC. (c)

10.6 Agreement for Administrative Services between the Company and Trinity Petroleum Management, LLC, dated as of January 1, 1998. (e)

10.7 Agreement for Consulting Services between the Company and Sayed Consulting, Inc., dated as of January 1, 1998. (d)

10.8 Agreement and Plan of Merger, dated as of February 6, 1998, between the Company, CW Sub, Inc., Shoreline Resource Company, Inc., F. Robert Tiddens, John F. Greene and Cindy L. Stewart. (d)

10.9 Loan Agreement, dated as of August 25, 1998, between the Company and the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust").
      (e)

10.10 Mortgage, Deed of Trust, Security Agreement and Financing Statement, dated as of August 25, 1998, from the Company to James A. Holtkamp, Trustee and the Trust. (e)

10.11 Promissory Note, dated August 25, 1998, in the principal amount of $120,000.00, from the Company to the Trust. (e)

10.12 Warrant Agreement, dated as of August 25, 1998, between the Company and the Trust. (e)

10.13 Registration Rights Agreement, dated as of August 25, 1998, between the Company and the Trust. (e)

10.14 Extension, dated as of December 4, 1998, to the Bridge Loan between the Company and the Trust. (e)

10.15 Amendment No. 1 to Registration Rights Agreement and Promissory Note, dated as of December 4, 1998, between the Company and the Trust. (e)

10.16 Warrant Agreement, dated as of December 4, 1998, between the Company and the Trust. (e)

10.17 Offer to Purchase, dated November 2, 1998, from FM Energy, LLC to the Company. (e)

10.18 Warrant Agreement, dated December 30, 1998, between the Company and the Trust. (f)

10.19 Amendment No. 2 to Registration Rights Agreement and Promissory Note, dated as of December 30, 1998, between the Company and the Trust. (f)

10.20 Promissory Note, dated as of December 30, 1998, in original principal amount of $10,000 from the Trust. (f)

10.21 Extension, dated as of February 17, 1999, to the Bridge Loan between the Company and the Trust. (g)

10.22 Extension, dated as of March 31, 1999, to the Bridge Loan between the Company and the Trust. (g)

10.23 Extension, dated as of April 9, 1999, to the Bridge Loan between the Company and the Trust.

10.24 Extension, dated as of April 30, 1999, to the Bridge Loan between the Company and the Trust.

10.25 Extension, dated as of May 17, 1999, to the Bridge Loan between the Company and the Trust.

16    Resignation Letter, dated May 14, 1999, from PricewaterhouseCoopers LLP.
      (h)

23.1  Consent of Hein + Associates LLP.

23.2  Consent of PricewaterhouseCoopers LLP.

27   Financial Data Schedule.


------------------------------

(a) Incorporated by reference to the Company's Form 10-K for the fiscal year ended May 31, 1983.
(c) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1997.
(b) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
(d) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1998.
(e) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998.
(f) Incorporated by reference to the Company's Form 10-QSB for the quarter ended December 31, 1998.
(g) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1999.
(h) Incorporated by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on May 20, 1999.