Form 10QSB
period 1999-09-30
COLORADO WYOMING RESERVE CO
filed 1999-11-15
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                                      Yes  /X/           No / /

There were 10,607,694 shares of the Registrant's $.01 par value common stock outstanding as of November 10, 1999.

Transitional Small Business Disclosure:               Yes  /_/           No /X/

                       COLORADO WYOMING RESERVE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                  September 30,      June 30,
                                                      1999            1999
                                                 -------------   -------------
Current Assets:
  Cash and cash equivalents                       $    189,633    $    241,455
  Trade accounts receivable                              1,388           1,388
  Related party receivable                               2,660             756
                                                  ------------    ------------
                                                       193,681         243,599

  Prepaid expenses                                       3,224           3,224
                                                  ------------    ------------
Total current assets                                   196,905         246,823

Property and Equipment:
  Unproved oil and gas properties                      574,808         567,559
  Other property and equipment                          14,914          13,645
                                                  ------------    ------------
                                                       589,722         581,204

  Less accumulated depreciation, other property
    and equipment                                      (11,772)        (10,659)
                                                  ------------    ------------
  Net property and equipment                           577,950         570,545
                                                  ------------    ------------
Total assets                                      $    774,855    $    817,368
                                                  ============    ============

Current Liabilities:
  Trade accounts payable                          $     27,303    $      9,134
  Other accrued liabilities                              5,408          33,324
  Related party payables                                 8,673           9,988
                                                  ------------    ------------
Total current liabilities                               41,384          52,446

Equity:
  Common Stock, $.01 par value: authorized--
    75,000,000 shares; issued and outstanding--
    10,607,694 and 10,552,694 shares at
    September 30 and June 30, 1999, respectively       106,077         105,527
  Additional paid-in capital                         5,262,976       5,254,276
  Warrants                                             148,100         148,100
  Subscription receivable                                   --         (78,500)
  Accumulated deficit                               (4,783,682)     (4,664,481)
                                                  ------------    ------------
                                                       733,471         764,922
                                                  ------------    ------------
Total liabilities and equity                      $    774,855    $    817,368
                                                  ============    ============


  The accompanying notes are an integral part of these financial statements.

                       COLORADO WYOMING RESERVE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     Three Months Ended
                                                       September 30,
                                                ----------------------------
                                                    1999            1998
                                                ------------    ------------
Revenues:
  Oil and gas sales                             $         --    $      5,277
Expenses:
  Operation of producing properties                       --          12,847
  Exploration cost                                    16,238           9,826
  Depreciation, depletion and amortization             1,113           1,069
  General and administrative                         104,154         192,101
                                                ------------    ------------
Total expenses                                       121,505         215,843
                                                ------------    ------------
Operating loss                                      (121,505)       (210,566)
Other Income (expense):
  Interest income (expense)                            2,304         (33,592)
                                                ------------    ------------
Loss before income taxes                            (119,201)       (244,158)
Provision for income taxes                                --              --
                                                ------------    ------------
  Net loss                                          (119,201)       (244,158)
                                                ============    ============
  Basic and diluted loss per share              $      (0.01)   $      (0.10)
                                                ============    ============
  Weighted average common shares outstanding      10,589,161       2,487,691
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.

                       COLORADO WYOMING RESERVE COMPANY
                       CONSOLIDATED CASH FLOW STATEMENTS


                                                       Three Months Ended
                                                          September 30,
                                                    -----------------------
                                                       1999          1998
                                                    ----------    ---------
Cash flows from operating activities:
Net loss                                             $(119,201)   $(244,158)
  Adjustments to reconcile net loss to net used in
   operating activities:
     Depletion, depreciation and amortization            1,113        1,069
     Amortization of note payable discount                  --       33,000
     Equity issued as compensation                          --       81,000

     Changes in current assets and liabilities:
       Receivables                                      (1,904)      (4,520)
       Payables                                        (11,061)      14,437
       Prepaids                                             --        2,462
                                                     ---------    ---------
Net cash (used in) operating activities               (131,053)    (116,710)

Cash flows from investing activities:
  Additions to unproved properties                      (7,250)     (27,290)
  Equipment purchases                                   (1,269)          --
                                                     ---------    ---------
Net cash (used in) investing activities                 (8,519)     (27,290)

Cash flows from financing activities:
  Notes payable                                             --      120,000
  Sale of common stock                                  87,750       24,000
                                                     ---------    ---------
Net cash provided by financing activities               87,750      144,000
                                                     ---------    ---------

Net (decrease) in cash and equivalents                 (51,822)          --
Cash and equivalents at beginning of period            241,455           --
                                                     ---------    ---------

Cash and equivalents at end of period                $ 189,633    $      --
                                                     =========    =========


  The accompanying notes are an integral part of these financial statements.

                       COLORADO WYOMING RESERVE COMPANY
                           ("CWYR" or the "Company")

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

          PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 AND JUNE 30, 1999


1.    INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 1999 Form 10-KSB.

2.    FINANCINGS

      The Company closed a private equity offering on May 28, 1999, selling
      7.845 million restricted shares of Common Stock at $.10 per share pursuant to an exemption from registration under Rule 505 of Regulation D of the Securities Act of 1933, as amended. At June 30, 1999, 785,000 private offering shares were subscribed but not paid for; payment for those shares occurred during the quarter ended September 30, 1999.

      During July 1999, the Company granted to its president an incentive stock option pursuant to the Equity Incentive Plan, to purchase 500,000 shares of Common Stock at an exercise price of $.75 per share (determined to be at least 110% of the fair market value at the date of grant). The option has a five year life and is exercisable as of the date of grant.

3.    COMMITMENTS AND CONTINGENCIES

      Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,000 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Company's merger with Shoreline Resource Company, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

      The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst received a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share (repriced to $.25 per share in May 1999). The contract is for an initial term of three years commencing October 1, 1996 and is renewed automatically for succeeding periods of one year unless terminated. The Contract may be terminated by Mr. Fuerst upon 90-days prior written notice to the Company and by the Company without prior notice to Mr. Fuerst for Cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy, LLC (of which Mr. Fuerst owns 50 percent and serves as co-manager) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase. Mr. Fuerst determined to forego his salary during the months of November and December 1998, and January through April 1999. In May 1999, Mr. Fuerst's salary was reduced to $5,000 per month pursuant to an amendment to his employment agreement. See also Note 2 for a description of a stock option to purchase 500,000 shares of Common Stock granted to Mr. Fuerst in July 1999.

4.    LOSS PER SHARE

      Basic and diluted earnings per share are the same, as the effect of warrants and options is antidilutive.

5.    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

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

      The Company believes that these statements will have no material effect on the Company's financial statements

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward -looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, locating and aligning with an industry partner, drilling of exploration and development wells, cash flow and anticipated liquidity, prospect development and property acquisition. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1998 the Company revised its strategy of seeking to purchase producing oil and gas properties and, instead, implemented a strategy centered on exploration. To help implement its new strategy, the Company entered into an exploration joint venture and a merger agreement. In conjunction with its merger with Shoreline Resource Company, Inc., the Company obtained its Paradox Basin
(Utah) acreage.

Pursuant to the joint venture mentioned above, the Company purchased a once producing field in North Dakota from a financially distressed entity. The purchase included seven producing wells, a saltwater disposal well and a total of 1,300 acres. Subsequently, an additional 1,700 developmental acres were acquired. However, in order to raise cash to meet its short term obligations, the Company sold the property during the quarter ended December 31, 1998.

During the quarter ended June 30, 1999, the Company raised approximately $785,000 ($767,000 net of offering costs) in a private equity sale. The proceeds allowed the Company to settle all outstanding payables, and provided funds for recurring administrative costs and the cost of marketing its Paradox Basin Project. The proceeds also allowed the Company to meet delay lease rental obligations (necessary for the Company to maintain ownership of the leases underlying its Paradox Basin Project) during the quarter ended September 30, 1999. The Company had a cash balance of approximately $190,000 as of September 30, 1999.

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

The Company is currently seeking a joint venture partner having financial resources significant enough to enable the Company to exploit fully its Paradox Basin Project. Such exploitation includes the shooting and interpretation of seismic as well as the acquisition of additional acreage in the project area. The terms of any joint venture the Company enters are negotiable, but the Company intends to maintain an interest in the property going forward.

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

OPERATIONS. Cash used in operating activities was $131,054 for the three months ended September 30, 1999 versus $116,710 for the comparable 1998 period, an increase of approximately 12 percent. The increase results primarily from changes in the Company's working capital position in each of the respective periods.

INVESTING. The Company made additions to its Paradox Basin property in both 1999 ($7,250) and 1998 ($27,290).

FINANCING. At June 30, 1999 the Company had a subscriptions receivable balance of $78,500; this balance was converted to cash during the quarter ended September 30, 1999. Additionally, the Company realized $9,250 from the proceeds of a stock option exercise. During the quarter ended September 30, 1998, the Company sold 24,000 shares of stock at $1 per share and entered into a short term financing agreement providing for the borrowing of $120,000. The $120,000 was repaid during the quarter ended June 30, 1999.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during fiscal 1999 and 1998.

EXPLORATION COSTS. Exploration costs of $16,238 incurred during the quarter ended September 30, 1999 represent delay lease rentals paid to maintain CWYR's ownership position in certain Paradox Basin leases. During the quarter ended September 30, 1998, the Company expended $8,604 for delay lease rentals and $1,222 on miscellaneous geological and geophysical costs for a total exploration expense of $9,826.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense of $192,101 for the quarter ended September 30, 1998 included a noncash charge for equity issued as compensation of $81,000; there was no such charge incurred during the quarter ended September 30, 1999 (total general and administrative expense of $104,154). The 1998 figure, exclusive of the noncash charge, was $111,101. The six percent decrease in general and administrative expense exclusive of noncash items from 1998 to 1999 results primarily from lower 1999 salary expense.

OTHER. Interest income of $2,304 earned during the quarter ended September 30, 1999 was generated from the investment of the Company's common stock sale proceeds. Interest expense of $33,592 (including amortization of a note payable discount of $33,000) incurred during the quarter ended September 30, 1998 related to the short term financing entered into by the Company during that quarter.

YEAR 2000. The Company does not anticipate incurring any costs associated with modifying its computer system to be Year 2000 compatible. The initial design of the system used to process the Company's accounting data and well operations information incorporated Year 2000 capability. The Company currently has no electronic data processing systems other than the accounting and well operations system. Since the Company currently has no significant field operations, it has no material relationships with third parties. Accordingly, the Company believes it has limited exposure regarding Year 2000 issues related to third party companies.

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

                                    PART II

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities and Use of Proceeds.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  Exhibit 27 - Financial Data Schedule.

            (b) Reports on Form 8-K.

                  None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COLORADO WYOMING RESERVE COMPANY


Dated:  November 15, 1999        By: /S/KIM M. FUERST
                                    -------------------------------------------
                                     Kim M. Fuerst
                                     President, Chief Executive Officer
                                     and Treasurer
                                     (Principal Executive and Financial Officer)