Form 10QSB
period 1999-12-30
COLORADO WYOMING RESERVE CO
filed 2000-02-18
CIK 318852

-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                 FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                                       Yes  /X/        No / /

There were 10,607,694 shares of the Registrant's $.01 par value common stock outstanding as of February 7, 2000.

Transitional Small Business Disclosure:                Yes  /  /       No /X/

                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        December 31,        June 30,
                                                            1999              1999
                                                        ------------      -----------
CURRENT ASSETS:
  Cash and cash equivalents                             $    100,820      $   241,455
  Trade accounts receivable                                       --            1,388
  Related party receivable                                     1,904              756
                                                        ------------      -----------
                                                             102,724          243,599

  Prepaid expenses                                             1,500            3,224
                                                        ------------      -----------
Total current assets                                         104,224          246,823

PROPERTY AND EQUIPMENT:
  Unproved oil and gas properties                            574,808          567,559
  Other property and equipment                                14,915           13,645
                                                        ------------      -----------
                                                             589,723          581,204
  Less accumulated depreciation, other
    property and equipment                                   (13,026)         (10,659)
                                                        ------------      -----------
    Net property and equipment                               576,697          570,545
                                                        ------------      -----------
Total assets                                            $    680,921      $   817,368
                                                        ============      ===========

CURRENT LIABILITIES:
  Trade accounts payable                                $     20,906      $     9,134
  Other accrued liabilities                                   14,206           33,324
  Related party payables                                      27,838            9,988
                                                        ------------      -----------
Total current liabilities                                     62,950           52,446

EQUITY
  Common Stock, $.01 par value: authorized--
    75,000,000 shares; issued and outstanding--
    10,607,694 and 10,552,694 shares at
    December 31 and June 30, 1999, respectively              106,077          105,527
  Additional paid-in capital                               5,262,976        5,254,276
  Warrants                                                   148,100          148,100
  Subscription receivable                                         --          (78,500)
  Accumulated deficit                                     (4,899,182)      (4,664,481)
                                                        ------------      -----------
                                                             617,971          764,922
                                                        ------------      -----------
Total liabilities and equity                            $    680,921      $   817,368
                                                        ============      ===========


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         DECEMBER 31,                     DECEMBER 31,
                                               -----------------------------    --------------------------------------
                                                    1999            1998              1999            1998
                                               -----------------------------    --------------------------------------
Revenues
  Oil and gas sales                            $         --      $     4,063    $          --     $     9,340

Expenses
  Operation of producing properties                      --            4,786               --           17,302
  Production taxes                                       --              202               --              533
  Exploration cost                                   23,177           12,295           39,415           22,121
  Depreciation, depletion and amortization            1,254            1,069            2,367            2,138
  General and administrative                         92,926          298,276          197,080          490,377
                                               ------------      -----------    -------------     ------------
Total expenses                                      117,357          316,628          238,862          532,471
                                               ------------      -----------    -------------     ------------

Operating loss                                     (117,357)        (312,565)        (238,862)        (523,131)

OTHER INCOME (EXPENSE)
  Interest expense                                       --          (81,820)              --         (115,412)
  Interest income                                     1,857               --            4,161               --
  Loss on sale of assets                                 --          (11,829)              --          (11,829)
                                               ------------      -----------    -------------     ------------
Loss before income taxes                           (115,500)        (406,214)        (234,701)        (650,372)

Provision for income taxes                               --               --               --               --
                                               ------------      -----------    -------------     ------------
  Net loss                                     $   (115,500)     $  (406,214)   $    (234,701)     $  (650,372)
                                               ============      ===========    =============     ============

  Basic and diluted loss per share             $      (0.01)     $     (0.16)   $       (0.02)     $     (0.26)
                                               ============      ===========    =============     ============

  Weighted average common shares outstanding     10,607,694        2,491,694       10,598,377        2,489,838
                                               ============      ===========    =============     ============


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS

                                                                Six Months Ended
                                                                   December 31,
                                                          -----------------------------
                                                               1999             1998
                                                          -----------------------------
Cash flows from operating activities:
Net loss                                                   $ (234,701)      $ (650,372)
  Adjustments to reconcile net loss to net used in
  operating activities:
  Depletion, depreciation and amortization                      2,367            2,138
  Loss on asset sale                                               --           11,829
  Amortization of note payable discount                            --          113,000
  Equity issued as compensation                                    --          231,000
  Other non-cash compensation                                      --           50,000

  Changes in current assets and liabilities:
    Receivables                                                   240              467
    Payables                                                   10,504           53,123
    Prepaids                                                    1,725            2,462
Net cash (used in) operating activities                      (219,865)         186,353)

Cash flows from investing activities:
  Additions to unproved properties                             (7,250)         (28,472)
  Asset purchases                                              (1,270)              --
  Proceeds from asset sales                                        --           63,916
Net cash (used in) provided by investing activities            (8,520)          35,444

Cash flows from financing activities:
  Notes payable                                                    --           57,692
  Sale of warrants                                                 --           72,408
  Sale of common stock                                         87,750           24,000
Net cash provided by financing activities                      87,750          154,100

Net (decrease) increase in cash and equivalents              (140,635)           3,191
Cash and equivalents at beginning of period                   241,455               --

Cash and equivalents at end of period                     $   100,820       $    3,191


   The accompanying notes are an integral part of these financial statements.

                       COLORADO WYOMING RESERVE COMPANY
                           ("CWYR" or the "Company")

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

          PERIODS ENDED DECEMBER 31, 1999 AND 1998 AND JUNE 30, 1999

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

      The Company believes that these statements will have no material effect on the Company's financial statements

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future access to capital, locating and aligning with an industry partner, the Company's ability to maintain an interest in its properties and cash flow and anticipated liquidity. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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

During the quarter ended June 30, 1999, the Company raised approximately $785,000 ($767,000 net of offering costs) in a private equity sale. The proceeds allowed the Company to settle all outstanding payables, and provided funds for recurring administrative costs and the cost of marketing its Paradox Basin Project. The proceeds also allowed the Company to meet delay lease rental obligations (necessary for the Company to maintain ownership of the leases underlying its Paradox Basin Project) during the six months ended December 31, 1999. The Company had a cash balance of approximately $101,000 as of December 31, 1999 and $18,000 as of February 10, 2000.

The Company currently has no revenues and continues to incur certain general and administrative expenses. During the 12 months ending December 31, 2000, the Company will have lease rental obligations totaling approximately $67,000. While the Paradox Basin Project is a marketable asset as it is currently configured, the Company believes its marketability would increase should the Company be able to add additional acreage. Towards that end, the Company purchased options giving it the right to purchase approximately 14,000 additional acres. Those options, which expire in February and March 2000, give the Company the right to extend the option for an additional year at an approximate cost of $69,000 or to exercise a five-year term lease at a cost of approximately $518,000. The Company's existing financial resources, however, are insufficient to allow it to extend or exercise its purchase options.

The Company is currently seeking a joint venture partner having financial resources significant enough to enable the Company to exploit fully its Paradox Basin Project. Such exploitation includes the shooting and interpretation of seismic as well as the acquisition of additional acreage in the project area. The terms of any joint venture the Company enters are negotiable, but the Company intends to maintain an interest in the property.

Recent increases in oil and gas prices have resulted in increased investor interest in the oil and gas industry. The Company could attempt to capitalize on this interest by raising additional equity funds. Given the Company's cash flow situation, debt financing is an unlikely alternative.

In summary, the Company has no cash flow from operations and will require additional funding, through either a joint venture or from selling additional equity capital, to convert its only significant asset into a cash generating investment. Failure to secure a joint venture partner or raise additional capital could result in the Company being liquidated on terms unfavorable to its shareholders.

OPERATIONS. Cash used in operating activities was $219,865 for the six months ended December 31, 1999 versus $186,353 for the comparable 1998 period, an increase of approximately 18 percent. The increase results primarily from changes in the accounts payable balances in each of the respective periods.

INVESTING. The Company made additions to its Paradox Basin property during both the six months ended 1999 ($7,250) and the six months ended 1998 ($28,472). The 1998 proceeds from asset sales of $63,916 represents funds received for the sale of the Company's producing properties.

FINANCING. At June 30, 1999 the Company had a subscriptions receivable balance of $78,500. This balance was converted to cash during the six months ended December 31, 1999. Additionally, the Company realized $9,250 from the proceeds of stock option exercises during the same period. During the six months ended December 31, 1998, the Company sold 24,000 shares of stock at $1 per share and entered into a short term financing agreement providing for the borrowing of $130,000. The $130,000 was repaid during the quarter ended June 30, 1999.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during fiscal 1999 and 1998.

EXPLORATION COSTS. Exploration costs during the three and six month periods ended December 31, 1999 were higher than during the year earlier comparable periods due to higher delay lease rentals paid to maintain CWYR's ownership position in certain Paradox Basin leases. Additionally, during the quarter ended December 31, 1999 the Company purchased a seismic option for $10,883.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense of $490,377 for the six months ended December 31, 1998 included a noncash compensation expense charge of $231,000; there was no such charge incurred during the six months ended December 31, 1999 (total general and administrative expense of $197,080). The 1998 figure, exclusive of the noncash charge, was $259,377. The 24 percent decrease in general and administrative expense exclusive of noncash items from 1998 to 1999 results primarily from lower 1999 salary expense and legal fees, net of increases in consulting fees related to the marketing of the Company's Paradox Basin project.

During the quarter ended December 31, 1999 general and administrative expense exclusive of noncash items decreased 37 percent from the year earlier quarter. The reasons for the quarterly decrease were the same as those for the six month decrease.

OTHER. Interest income of $4,161 earned during the six months ended December 31, 1999 ($1,857 for the quarter) was generated from the investment of the Company's common stock sale proceeds. Interest expense of $115,412 (including amortization of a note payable discount of $113,000) incurred during the six months ended December 31, 1998 related to the short term financing entered into by the Company during 1998. Interest expense of $81,820 for the quarter ended December 31, 1998 included amortization of note payable discount of $80,000.

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

                  Exhibit 27.  Financial Date Schedule

            (b)   Reports on Form 8-K.

                  None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLORADO WYOMING RESERVE COMPANY



Dated:  February 15, 2000           By: /s/Kim M. Fuerst
                                       ----------------------------------------
                                        Kim M. Fuerst
                                        President, Chief Executive Officer and
                                        Treasurer
                                        (Principal Executive and Financial
                                         Officer)