Form 10QSB
period 2000-03-31
COLORADO WYOMING RESERVE CO
filed 2000-05-31
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                           COMMISSION FILE NO. 0-09482


                        COLORADO WYOMING RESERVE COMPANY
       (Exact Name of Small Business Issuer as Specified in its Charter)

---------------------------------------- ------ --------------------------------
                 WYOMING                                 83-0246080
---------------------------------------- ------ --------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)
---------------------------------------- ------ --------------------------------

---------------------------------------- ------ --------------------------------
      751 HORIZON COURT, SUITE 205                        81506
        GRAND JUNCTION, COLORADO
---------------------------------------- ------ --------------------------------
(Address of principal executive offices)                (Zip Code)
---------------------------------------- ------ --------------------------------

---------------------------------------- ------ --------------------------------
             (970) 255-9995
---------------------------------------- ------ --------------------------------
       (Issuer's telephone number)
---------------------------------------- ------ --------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes  /X/      No /_/

There were 10,607,694 shares of the Registrant's $.01 par value common stock outstanding as of May 17, 2000.

Transitional Small Business Disclosure:            Yes  /_/      No /X/


                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                              March 31,        June 30,
                                             -----------    -----------
                                                2000            1999
                                             -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                  $     6,772    $   241,455
  Trade accounts receivable                           --          1,388
  Related party receivable                            --            756
                                             -----------    -----------
                                                   6,772        243,599

  Prepaid expenses                                 1,500          3,224
                                             -----------    -----------
Total current assets                               8,272        246,823


PROPERTY AND EQUIPMENT:
  Unproved oil and gas properties                586,763        567,559
  Other property and equipment                    14,914         13,645
                                             -----------    -----------
                                                 601,677        581,204

  Less accumulated depreciation,
    other property and equipment                 (13,588)       (10,659)
                                             -----------    -----------
      Net property and equipment                 588,089        570,545
                                             -----------    -----------
Total assets                                 $   596,361    $   817,368
                                             ===========    ===========

CURRENT LIABILITIES:
  Trade accounts payable                     $    55,224    $     9,134
  Other accrued liabilities                        2,394         33,324
  Related party payables                          39,140          9,988
                                             -----------    -----------
Total current liabilities                         96,758         52,446


EQUITY
  Common Stock, $.01 par value:
    authorized--75,000,000 shares;
    issued and outstanding--10,607,694
    and 10,552,694 shares at March 31,
    2000 and June 30, 1999, respectively         106,077        105,527
  Additional paid-in capital                   5,262,976      5,254,276
  Warrants                                       148,100        148,100
  Subscription receivable                             --        (78,500)
  Accumulated deficit                         (5,017,550)    (4,664,481)
                                             -----------    -----------
                                                 499,603        764,922
                                             -----------    -----------
Total liabilities and equity                 $   596,361    $   817,368
                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three Months Ended             Nine Months Ended
                                             March 31,                      March 31,
                                  ----------------------------    ----------------------------
                                       2000            1999            2000           1999
                                  ------------    ------------    ------------    ------------
Revenues
  Oil and gas sales               $         --    $         --    $         --    $      9,340

Expenses
  Operation of producing
    properties                              --              --              --          17,302
  Production taxes                          --              --              --             533
  Exploration cost                      39,112          23,589          78,527          45,710
  Depreciation, depletion
    and amortization                       562           1,069           2,929           3,207
  General and
    administrative                      79,414          80,942         276,494         571,319
                                  ------------    ------------    ------------    ------------
Total expenses                         119,088         105,600         357,950         638,071
                                  ------------    ------------    ------------    ------------
Operating loss                        (119,088)       (105,600)       (357,950)       (628,731)


OTHER INCOME (EXPENSE)
  Interest expense                          --         (36,901)             --        (152,313)
  Interest income                          720              --           4,881              --
  Loss on sale of assets                    --              --              --         (11,829)
                                  ------------    ------------    ------------    ------------
Loss before income taxes              (118,368)       (142,501)       (353,069)       (792,873)


Provision for income taxes                  --              --              --              --
                                  ------------    ------------    ------------    ------------
  Net loss                        $   (118,368)   $   (142,501)   $   (353,069)   $   (792,873)
                                  ============    ============    ============    ============
  Basic and diluted loss
    per share                     $      (0.01)   $      (0.06)   $      (0.03)   $      (0.32)
                                  ============    ============    ============    ============
  Weighted average common
   shares outstanding               10,607,694       2,491,694      10,601,471       2,490,454
                                  ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS


                                                      Nine Months Ended
                                                           March 31,
                                                     ----------------------
                                                       2000         1999
                                                     ---------    ---------
Cash flows from operating activities:
Net loss                                             $(353,069)   $(792,873)
    Adjustments to reconcile net loss to
      net used in operating activities:
      Depletion, depreciation and amortization           2,929        3,207
    Loss on asset sale                                      --       11,829
    Amortization of note payable discount                   --      148,000
    Equity issued as compensation                           --      231,000
    Other non-cash compensation                             --       50,000

    Changes in current assets and liabilities:
      Receivables                                        2,145       (1,378)
      Payables                                          44,311      165,981
      Prepaids                                           1,725       (4,360)
                                                     ---------    ---------
Net cash (used in) operating activities              (301,959)    (188,594)


Cash flows from investing activities:
    Additions to unproved properties                   (19,205)     (28,473)
    Asset purchases                                     (1,269)          --
    Proceeds from asset sales                               --       63,915
                                                     ---------    ---------
Net cash (used in) provided by investing
    activities                                         (20,474)      35,442


Cash flows from financing activities:
    Notes payable                                           --       57,692
    Sale of warrants                                        --       72,408
    Sale of common stock                                87,750       24,000
                                                     ---------    ---------
Net cash provided by financing activities               87,750      154,100
                                                     ---------    ---------


Net (decrease) increase in cash and equivalents       (234,683)         948
Cash and equivalents at beginning of period            241,455           --
                                                     ---------    ---------

Cash and equivalents at end of pe$iod                    6,772    $     948
                                                     =========    =========


The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

             PERIODS ENDED MARCH 31, 2000 AND 1999 AND JUNE 30, 1999

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

3.      COMMITMENTS AND CONTINGENCIES

        Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,000 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement is on a month-to-month basis and may be terminated by either party upon written notice. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Company's merger with Shoreline Resource Company, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common
        Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

        The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst received a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share (repriced to $.25 per share in May 1999). The contract had an initial term of three years commencing October 1, 1996 and is renewed automatically for succeeding periods of one year unless terminated. The Contract may be terminated by Mr. Fuerst upon 90-days prior written notice to the Company and by the Company without prior notice to Mr. Fuerst for cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy, LLC (of which Mr. Fuerst owns 50 percent and serves as co-manager) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase. Mr. Fuerst determined to forego his salary during the months of November and December 1998, and January through April 1999. In May 1999, Mr. Fuerst's salary was reduced to $5,000 per month pursuant to an amendment to his employment agreement. See also Note 2 for a description of a stock option to purchase 500,000 shares of Common Stock granted to Mr. Fuerst in July 1999.

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


                                      =6-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future access to capital, completion of a joint venture arrangement to fund exploration, the Company's ability to maintain an interest in its properties and cash flow and anticipated liquidity. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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

During the quarter ended June 30, 1999, the Company raised approximately $785,000 ($767,000 net of offering costs) in a private equity sale. The proceeds allowed the Company to settle all outstanding payables, and provided funds for recurring administrative costs and the cost of marketing its Paradox Basin Project. The proceeds, together with an advance of $23,000 from the Company's president, also allowed the Company to meet delay lease rental obligations (necessary for the Company to maintain ownership of the leases underlying its Paradox Basin

Project) during the nine months ended March 31, 2000. The Company had a cash balance of approximately $7,000 as of March 31, 2000.

Subsequent to March 31, 2000, the Company signed (i) a Letter of Intent with The Shoreline Companies, Inc., an entity of which F. Robert Tiddens, a director and stockholder of the Company, is President, Chief Executive Officer, Secretary, a director and a 50% stockholder, and of which John Greene, a director and a stockholder of the Company, is a director and a 50% stockholder, (ii) a Letter of Intent with FM Energy LLC, a California limited liability company of which Kim Fuerst, the Company's director, President, Chief Executive Officer and Treasurer and principal stockholder, is Co-Chairman and a 50% stockholder, and of which James E. Moore, a principal stockholder of the Company, is Co-Chairman and a 50% stockholder, (iii) an Option Agreement with Edwards Energy Corporation, a Colorado Corporation, and ST Oil Company, a Nevada corporation of which J. Samuel Butler, a director and principal stockholder of the Company, is Chairman, Chief Executive Officer and a principal stockholder. Each of these agreements has a term of 120 days from April 30, 2000. These agreements contemplate a joint venture arrangement by which the Company would contribute all of its Paradox Basin acreage together with technical data in exchange for a 50 percent joint venture interest. Shoreco, FM Energy and ST Oil/Edwards Energy have the right to acquire 20%, 20% and 10% interests, respectively, in the joint venture by funding on a proportionate basis up to $1.1 million. The $1.1 million will be used for the following:

o the leasing of additional mineral rights in the Paradox Basin;
o delay rentals on existing leases;
o a 38 mile seismic survey of Company acreage; and
o interpretation of the resulting seismic data.

ST Oil/Edwards Energy paid $24,000 pursuant to the Option Agreement. This amount was used by the Company for certain general and administrative expenses. However, the Company's accounts payable balance exceeds its cash availability, and the Company has no revenues. In order to remedy the working capital deficit and as a condition to the formation of the joint venture, the Company has agreed to undertake a private placement of its common stock. The Company may not be successful in completing a private placement. If the Company is not successful in completing a private placement or if the joint venture is not formed and the related $1.1 million in funding is not received, the Company may have to liquidate on terms unfavorable to its shareholders.

In summary, the Company has no cash flow from operations, but the Company believes it has undertaken certain steps to convert its only significant asset into cash or a cash generating investment. Additionally, it is attempting to raise equity capital. Given its negative working capital position, the Company's continued existence is dependent on the success of the capital raising efforts.

OPERATIONS. Cash used in operating activities was $301,959 for the nine months ended March 31, 2000 versus $188,594 for the comparable 1999 period, an increase of approximately 60 percent. The increase results primarily from changes in the accounts payable balances in each of the respective periods.

INVESTING. The Company made additions to its Paradox Basin property during both the nine months ended 2000 ($19,205) and the nine months ended 1999 ($28,473). The 1999 proceeds from asset sales of $63,915 represent funds received for the sale of the Company's producing properties.

FINANCING. At June 30, 1999 the Company had a subscriptions receivable balance of $78,500. This balance was converted to cash during the nine months ended March 31, 2000. Additionally, the Company realized $9,250 from the proceeds of stock option exercises during the same period. During the nine months ended March 31, 1999, the Company sold 24,000 shares of stock at $1 per share and entered into a short term financing agreement providing for the borrowing of $130,000. The $130,000 was repaid during the quarter ended June 30, 1999.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during fiscal 1998 and 1999.

EXPLORATION COSTS. Exploration costs during the three and nine month periods ended March 31, 2000 were higher than during the year earlier comparable periods due to higher delay lease rentals paid to maintain CWYR's ownership position in certain Paradox Basin leases. Additionally, the Company purchased a seismic option for $10,883 during the nine months ended 2000.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense of $571,319 for the nine months ended March 31, 1999 included a noncash compensation expense charge of $231,000; there was no such charge incurred during the nine months ended March 31, 2000 (total general and administrative expense of $276,494). The 1999 figure, exclusive of the noncash charge, was $340,913. The 19 percent decrease in general and administrative expense exclusive of noncash items from 1999 to 2000 results primarily from lower 2000 salary expense and legal fees, net of increases in consulting fees related to the marketing of the Company's Paradox Basin project.

OTHER. Interest income of $4,881 earned during the nine months ended March 31, 2000 ($720 for the quarter) was generated from the investment of the Company's common stock sale proceeds. Interest expense of $152,313 (including amortization of a note payable discount of $148,000) incurred during the nine months ended March 31, 1999 related to the short term financing entered into by the Company during 1999. Interest expense of $36,901 for the quarter ended March 31, 1999 included amortization of note payable discount of $35,000.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10.1 Letter of Intent, dated May 10, 2000, between Colorado Wyoming Reserve Company and The Shoreline Companies, Inc.

              10.2 Letter of Intent, dated May 15, 2000, between Colorado Wyoming Reserve Company and FM Energy LLC.

              10.3 Option Agreement, dated May 10, 2000, between Colorado Wyoming Reserve Company, ST Oil Company and Edwards Energy Corporation.

              27        Financial Data Schedule

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLORADO WYOMING RESERVE COMPANY



Dated:  May 31, 2000                    By: /s/ KIM M. FUERST
                                           -------------------------------------
                                           Kim M. Fuerst
                                           President, Chief Executive Officer
                                           and Treasurer
                                           (Principal Executive and
                                           Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

10.1 Letter of Intent, dated May 10, 2000, between Colorado Wyoming Reserve Company and The Shoreline Companies, Inc.

10.2 Letter of Intent, dated May 15, 2000, between Colorado Wyoming Reserve Company and FM Energy LLC.

10.3 Option Agreement, dated May 10, 2000, between Colorado Wyoming Reserve Company, ST Oil Company and Edwards Energy Corporation.

27              Financial Data Schedule