Form 10KSB
period 2000-06-30
COLORADO WYOMING RESERVE CO
filed 2000-10-13
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2000                   File No. 0-09482

                        COLORADO WYOMING RESERVE COMPANY
           (Name of Small Business Issuer as Specified in its Charter)

                       -----------------------------------

                WYOMING                             83-0246080
    (State of other jurisdiction of              (I.R.S. Employer
             incorporation)                    Identification No.)
                       -----------------------------------


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

            YES   X     NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   None

As of October 9, 2000, 10,607,694 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,485,911 based on the closing price of the Company's Common Stock of $0.31, as reported by the NASD on the OTC Bulletin Board System on October 9, 2000.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Colorado Wyoming Reserve Company (formerly Mystique Developments, Inc.) ("CWYR" or the "Company"), with its mailing address at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506, telephone number (970) 255-9995, was incorporated as a Wyoming corporation on November 7, 1979.

The Company is an oil and natural gas exploration company with a geographical focus in the Rocky Mountain region of the western United States. Management's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of three-dimensional ("3-D") geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands. None of the Company's properties are in production, and consequently, the Company has no operating income or cash flow.

STRATEGY

During fiscal 1998 the Company revised its strategy of seeking to purchase producing oil and gas properties and, instead, implemented a strategy centered on exploration. To help implement its new strategy, the Company acquired through merger Shoreline Resource Company, Inc., now a subsidiary of the Company, which owns oil and gas exploration properties in the central Paradox Basin area of southeast Utah (the "Paradox Basin Project").

The Company also purchased in fiscal 1998 a once producing field in North Dakota, which included seven producing wells and a saltwater disposal well on approximately 1,300 acres. Subsequently, an additional 1,700 developmental acres were acquired. However, in order to raise cash to meet its short term obligations, the Company sold the property in November 1998.

The Company is currently focusing its exploratory efforts on the Paradox Basin Project, comprised of mineral interests in approximately 55,868 net leased acres and an additional 4,741 net seismic option acres. Exploration will be conducted by geoscientists who have had previous success in the Paradox Basin and will focus on areas previously under-explored by conventional methodology. CWYR has access to results of previous exploratory drilling in the Paradox Basin Project area, which provide subsurface geologic information to assist in determining the best location for a 3-D seismic survey. CWYR does not have the capital necessary to complete a seismic survey of its Paradox Basin properties. After more than a year of trying to find a joint venture partner or other party to finance the Paradox Basin Project, CWYR consummated a farmout arrangement with three related parties in September 2000.

FARMOUT AGREEMENT

To fund exploration of the Paradox Basin Project, the Company entered into a Farmout Agreement with ST Oil Company ("ST Oil"), FM Energy, LLC ("FM Energy"), and The Shoreline Companies, LLC, ("Shoreline") (collectively, "the Farmees"), effective September 22, 2000. Under the Farmout Agreement, the Company will assign 50% of its mineral working interests in the Paradox Basin Project to the Farmees once they have completed, processed, interpreted and provided the Company with a 3-D seismic survey of up to 50 square miles of land covered by such oil and gas leases and seismic options (the "Seismic Survey"). The Farmees will bear the entire cost of the Seismic Survey, up to a maximum of $1,100,000. The Farmees have agreed to commence the Seismic Survey as soon as reasonably practicable and to complete the Seismic Survey within 180 days of commencement. There can be no assurance that the completion of the Seismic Survey will result in drillable oil and gas prospects. If the Seismic Survey is not completed or does not result in drillable oil and gas prospects, the Paradox Basin Project will have little or no value.

The Farmout Agreement requires the Company to bear one-half of the cost of maintaining the Paradox Basin Project, which cost is estimated at approximately $75,000 per year. There can be no assurance that the Company will have the funds to meet this obligation.

The Farmout Agreement establishes an area of mutual interest (the "AMI") until September 22, 2010. If during the ten-year term of the AMI, any party to the Farmout Agreement acquires an oil or gas leasehold interest in the AMI, that party must give all the other parties the opportunity to participate. The acquiring party must notify all other parties of the acquisition, and each recipient of this notice has thirty (30) days to notify the acquiring party of its election to participate or not participate. If a party elects to participate, the acquiring party must promptly assign to the party an interest in the leasehold interest proportionate to the party's interest under the Farmout Agreement. There can be no assurance that the Company will have the funds to participate in the acquisition of interests in the AMI should it wish to do so.

CREDIT AGREEMENT

Effective on September 22, 2000, the Company also entered into a Credit Agreement with ST, FM and Shoreline. The Credit Agreement establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, which will be decreased by the amount of any other funds raised by the Company in excess of $100,000 in the next 12 months. Amounts borrowed under the Credit Agreement bear interest at the rate of 8% per annum. The total balance outstanding under the Credit Agreement will be due and payable in full on the later of September 28, 2001, or the date on which the seismic acquisition agreement between ST Oil, FM Energy, and Shoreline terminates. There can be no assurance that the Company will have the funds required to repay those loans. Borrowings under the revolving loan may be used for general corporate purposes; however, in order to meet its obligations, the Company will need to raise capital in addition to the Credit Agreement. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

EQUIPMENT

In November 1998, the Company sold all of its developed acreage and currently owns only leasehold interests in undeveloped acreage in the Paradox Basin. CWYR owns no drilling rigs, and drilling, if any, will be accomplished by independent contractors, typically on a footage or day rate basis, for which the Company may bear the risks of fire, blowout or other catastrophe to its property.

COMPETITION

There is significant competition for the acquisition of properties capable of producing oil and gas, as well as for the equipment and labor required to explore, develop and operate such properties. Most of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Company, which adversely affects the Company's ability to compete with those companies, especially in the acquisition of attractive oil and gas properties on terms it considers acceptable.

GOVERNMENTAL REGULATION

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

Sales of crude oil, condensate and gas liquids are currently not subject to federal regulation and are made at market prices. The state of Utah, in which the Company's Paradox Basin Project is located, regulates the production and sale of natural gas and oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and other resources. Such provisions may restrict the number of wells that may be drilled on a particular lease or in a particular field. Recent trends indicate increased state and local regulation of oil and gas activities and pipeline operations which could impact operations on the Paradox Basin Project if an oil and gas prospect is discovered and developed; however, these impacts are not expected to be significant.

ENVIRONMENTAL REGULATION

The Company's exploration activities are, and any development or production activities could be, subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental or cultural resource protection. These laws and regulations may
(a) require the acquisition of a permit prior to constructing a drill site, commencing drilling or constructing pipelines; (b) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; (c) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, culturally sensitive and other protected areas; and (d) impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulations is likely to continue. Existing, as well as future legislation and regulations, could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Since inception, the Company has not been required to make any material expenditures with respect to compliance with environmental laws and does not expect to make any material expenditures during the current and following fiscal year.

EMPLOYEES

As of June 30, 2000, the Company had one part-time employee. The Company employs consultants as needed.


                                  RISK FACTORS

DEPENDENCE ON A SINGLE PROJECT

CWYR's only properties are its mineral interests and seismic options in the Paradox Basin Project. CWYR does not have the funds necessary to explore these properties. In order to fund a seismic survey of a portion of its Paradox Basin properties, the Company entered into the Farmout Agreement. Under the Farmout Agreement, the Farmees have agreed to spend up to $1,100,000 to conduct the Seismic Survey, but CWYR must assign 50% of its mineral working interests in its properties upon receipt of the Seismic Survey. If the Seismic Survey is not completed or if the Seismic Survey does not result in drillable oil and gas prospects, CWYR's only asset would have no value.

FUTURE CAPITAL REQUIREMENTS

CWYR has a history of operating losses, which CWYR anticipates will continue for the foreseeable future. The Company continues to incur costs related to maintaining its interests in its properties as well as general and administrative costs. In addition, CWYR will require substantial additional capital to further explore and develop its properties and to acquire additional properties. CWYR does not currently have, nor does it anticipate having, any producing properties in the foreseeable future and therefore, CWYR has no prospects for a positive revenue stream. During the duration of the Farmout Agreement, the Farmees will reimburse the Company for 50% of the costs of maintaining the oil and gas leases and seismic options on the Paradox Basin properties. The Company will need to raise additional capital through a debt or equity financing in the immediate future in order to fund its share of maintaining the oil and gas leases and seismic options on the Paradox Basin properties, to acquire additional properties pursuant to the AMI provision of the Farmout Agreement or otherwise and to cover its general and administrative expenses. There can be no assurance that the Company will be successful in obtaining additional financing on terms acceptable to it, if at all. The Company's failure to obtain additional financing would have a material adverse effect on the Company's business and financial position, and CWYR may have to liquidate on terms unfavorable to its stockholders.

COMPETITION

Competition in the oil and gas industry is intense. Major and independent oil and gas companies, as well as individuals and drilling programs, actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. A number of CWYR's competitors have financial resources and exploration and development budgets that are substantially greater than those of CWYR, which may adversely affect CWYR's ability to compete successfully, especially in the acquisition of attractive oil and gas properties on terms the Company considers acceptable. The effects of this highly competitive environment could harm the Company's business, financial condition and results of operations.

EXPLORATION RISKS

CWYR currently is spending its entire capital budget on exploration. Exploration activities are speculative and involve substantially more risk than development or exploitation activities. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not conclusively allow the interpreter to know if hydrocarbons will in fact be present in such structures. In addition, the use of 3-D seismic data and such technologies requires greater predrilling expenditures than traditional drilling strategies. Additionally, market forces could increase the costs of further exploration to make it prohibitive.

NON-OPERATED PROPERTIES

The Company's current exploration activities are being conducted by third parties. The Company has limited ability under the Farmout Agreement to control the nature of operations undertaken, such as the scope and timing of the Seismic Survey. The failure of the Farmees and other third parties to adequately perform the Seismic Survey, or their breach of the applicable agreements, could significantly harm the Company's business and financial condition.

UNCERTAINTY OF OIL AND NATURAL GAS PRICES

For much of the past decade, the prices for oil and natural gas have been extremely volatile. CWYR anticipates that such prices will continue to be volatile in the foreseeable future. In general, prices of oil, gas and natural gas liquids are dependent upon numerous external factors such as weather, various economic, political and regulatory developments and competition from other sources of energy. The unsettled nature of the energy market and the unpredictability of worldwide political developments, including, for example, actions of OPEC members, make it particularly difficult to estimate future prices. Any substantial price erosion for an extended period of time would have a material adverse effect on CWYR's ability to raise additional capital in the future to fund the Company's exploration activities and could harm the Company's business and financial condition.

CONFLICTS OF INTEREST

Certain conflicts of interest exist between CWYR and its officers and directors. Kim M. Fuerst, CWYR's Chairman, President, Chief Executive Officer, Treasurer, Secretary and stockholder, as well as J. Samuel Butler, F. Robert Tiddens and John F. Greene, all directors and stockholders of the Company, are officers, directors and/or stockholders of the Farmees under the Farmout Agreement. In addition Mr. Butler is the President of Trinity Petroleum Management, LLC ("Trinity"), a privately-held company providing accounting and other administrative services to CWYR. The agreement with Trinity requires payment by CWYR to Trinity of a monthly fee and reimbursement of expenses. See Item 12, "Certain Relationships and Related Transactions."

LIMITED PUBLIC FLOAT; SHARES ELIGIBLE FOR FUTURE SALE; POTENTIAL VOLATILITY OF STOCK PRICE

As of October 9, 2000, CWYR had 10,607,694 shares of Common Stock issued and outstanding with approximately 2,467,694 of those shares eligible for public trading, which number includes 842,306 shares issued over two years ago and which are now freely transferable pursuant to Rule 144(k) under the Securities Act of 1933, as amended. In addition, CWYR has granted options and issued warrants to purchase 2,890,000 shares of Common Stock, all of which are presently exercisable. Sales of substantial amounts of Common Stock by CWYR's principal stockholders in the public market could adversely affect the prevailing market price of the Common Stock.

CONTROL BY INSIDERS

Of the Company's currently-outstanding Common Stock, approximately 55 percent is held by the Company's directors, officers and affiliates. In addition, options or warrants for 1,880,000 shares of Common Stock have been granted to the Company's directors, officers and affiliates and are currently outstanding, all of which are presently exercisable. If all such currently exercisable options were exercised, the Company's directors, officers and affiliates would beneficially own approximately 61.6 percent of the total outstanding shares of Common Stock of CWYR. Consequently, they will be able to exercise significant control over all matters requiring stockholder approval. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of CWYR or a sale of CWYR's assets.

DELINQUENT REPORTING UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

The Company was delinquent in filing its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, its Quarterly Report on Form 10Q-SB for the quarter ended December 31, 1999 and its Quarterly Report on Form 10Q-SB for the quarter ended March 31, 2000. The Company's delinquency in filing certain of its reports as required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), prohibits CWYR from utilizing a short-form registration statement on Form S-3 to register shares of its restricted Common Stock until it has been in compliance with Exchange Act filing requirements for a period of at least twelve calendar months immediately preceding such registration statement filing. The inability of the Company to use a short form registration statement may delay future financings. In addition, the Company's delinquency in filing such reports could have an impact on the ability of its stockholders to sell restricted shares of Common Stock pursuant to the exemption from registration provided by Rule 144 of the Securities Act of 1933, as amended. Finally, an extended delay in filing such reports would cause the NASD to remove the Company from the OTCBB. If the Company's Common Stock is not able to trade on the OTC Bulletin Board System and, instead, is traded on the "pink sheets" maintained by the National Quotation Bureau, the ability of stockholders to sell their CWYR Common Stock may be harmed.

TITLE TO PROPERTIES

Title matters relating to oil and gas properties can be subject to some doubt. In most states, it is not possible or customary in the oil and gas industry to purchase title insurance. The decision of whether or not to expend funds for additional title work is made by management on a case-by-case basis. In some cases, title may be found to be defective and the cost to cure title may be prohibitive.

GOVERNMENTAL REGULATION

CWYR's business is subject to federal, state and local laws and regulations relating to the exploration for natural gas and oil. Although CWYR believes it is in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

ENVIRONMENTAL REGULATION

CWYR's operations are subject to complex environmental laws and regulations adopted by federal, state and local governmental authorities. Environmental laws and regulations are frequently changed. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The discharge of natural gas, oil or other pollutants into the air, soil or water may give rise to significant liabilities on the part of CWYR to the government and third parties and may require CWYR to incur substantial costs of remediation. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not substantially harm CWYR's financial condition and results of operations.

LIMITED DIRECTOR LIABILITY

The liability of a director to CWYR or any shareholder for monetary damages for breach of his fiduciary duties as a director is limited by CWYR's Articles of Incorporation, with certain exceptions. In addition, CWYR will provide officers and directors the maximum indemnification allowable from time to time under Wyoming law. These provisions limit CWYR's and its stockholders' ability to obtain damages or other relief from its officers and directors in the event of a claimed wrongdoing.

ABSENCE OF A LIQUID MARKET FOR SHARES

Shares of CWYR common stock are listed on the NASD's OTCBB. The rules of the OTCBB do not require any market maker or specialist to maintain a market for the listed shares at all times. Therefore, the OTCBB listing does not assure a stockholder that there will be a purchaser for the shares when the stockholder wishes to sell.

PENNY STOCK RULES

Shares of CWYR Common Stock are subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require that prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions of shares of CWYR Common Stock because of these added disclosure requirements, which would make it more difficult for a stockholder to sell his shares.


ITEM 2. PROPERTIES

The Company's principal office is located at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506.

PRODUCING WELLS

CWYR owned no productive oil and gas wells or developed acreage at June 30, 2000.

ACREAGE

The Company has acquired mineral interests in approximately 61,000 acres in selected areas of the central Paradox Basin, San Juan County, Utah. The following table sets forth the Company's interest in undeveloped acreage at June 30, 2000:

                                                     Undeveloped Acreage
                                                     Gross          Net
                                                   -----------   ----------
                        Utah                         55,868       55,868

In addition to the 55,868 net leased acres, CWYR has acquired an additional 4,741 net seismic option acres in selected areas of the central Paradox Basin. Seismic options held on the 4,741 acres give CWYR the right to shoot seismic across the lands under option as well as an exclusive right to lease the lands. The seismic options expire February 1, 2001. To exercise the options, CWYR must enter into a three-year lease at $35 per net mineral acre, or a total of approximately $166,000 for all 4,741 net acres under option. If assignment occurs under the Farmout Agreement prior to February 1, 2001, the Farmees will be assigned 50% of CWYR's interest in the seismic options. If assignment under the Farmout Agreement does not occur by February 1, 2001, then the exercise of the seismic options will be governed by the area of mutual interest or AMI provisions under the Farmout Agreement.

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

During fiscal 2000 and 1999:

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

                     Average Sales Price and Production Cost
            ------------------------------------------------------------
                                                       1999       1999
                                                    ----------  --------
            Average sales price per equivalent       $    NA     $ 8.36
            barrel of oil

            Average  production (lifting) cost per   $    NA     $ 13.32
            equivalent barrel of oil (1)

---------------------

(1) Natural gas equivalents are determined using a ratio of six MCF of natural gas to one barrel of crude oil.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, no matter was submitted to a vote of CWYR's security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS PRICE RANGE OF COMMON STOCK

CWYR's common stock, par value $0.01 per share ("Common Stock"), is traded on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board System (the "OTCBB"). The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of CWYR is minimal.

                  For the Quarter Ended       Low       High
                --------------------------- -------    -------
                September 30, 1998           $ .81      $1.81
                December 31, 1998            $ .88      $1.75
                March 31, 1999               $ .25      $1.50
                June 30, 1999                $ .25      $1.00
                September 30, 1999           $ .75      $1.13
                December 31, 1999            $ .31      $1.25
                March 31, 2000               $ .38      $1.00
                June 30, 2000                $ .38      $1.00


The number of record holders of Common Stock of CWYR as of October 9, 2000, was approximately 2,768. The closing price as of that date, as quoted by the OTCBB under the symbol "CWYR," was $0.31.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This annual report on Form 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, particularly its ability to raise capital sufficient enough to cover the Company's normal and recurring expenses through the completion of a seismic shoot on the Company's Paradox Basin properties. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-KSB are based on information available to the Company on the date hereof.

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

During the quarter ended June 30, 1999, the Company raised approximately $785,000 ($767,000 net of offering costs) in a private equity sale. The proceeds allowed the Company to settle all outstanding payables, and provided funds for recurring administrative costs and the cost of marketing its Paradox Basin Project. The proceeds, together with advances totaling $32,200 from the Company's president and the sale to ST Oil Company of an option (the "ST Option") to participate in the Paradox Basin acreage for $24,000 (see Item 12 "Certain Relationships and Related Transactions"), also allowed the Company to meet delay lease rental obligations (necessary for the Company to maintain ownership of the leases underlying its Paradox Basin Project) during fiscal 2000. The Company had virtually no cash at June 30, 2000.

On September 28, 2000, the Company entered into a Farmout Agreement with ST Oil, FM Energy and The Shoreline Companies, collectively, "the Farmees," the terms of which provide for the Company to assign 50% of its mineral working interests in and to its Paradox Basin to the Farmees once they have completed, processed, interpreted and provided the Company with a three-dimensional seismic survey of up to 50 square miles of land covered by such oil and gas leases and seismic options. The Farmees will bear the entire cost of the Seismic Survey, up to a maximum of $1,100,000.

On September 28, 2000, the Company also entered into a Credit Agreement with ST, FM and Shoreline. The Credit Agreement establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 in the next 12 months. Amounts borrowed under the Credit Agreement bear interest at the rate of 8% per annum. The total balance outstanding under the Credit Agreement will be due and payable in full on the later of September 28, 2001, or the date on which the Seismic Acquisition Agreement between ST, FM, and Shoreline terminates.

Although the $100,000 made available to the Company pursuant to the Credit Agreement will provide a degree of liquidity to the Company, the Company's current liabilities exceed the available cash and the Company has no revenues. In order to remedy the working capital deficit, the Company will need to raise additional capital through a debt or equity financing. If the Company is not successful in raising additional capital, the Company may have to liquidate on terms unfavorable to its shareholders.

OPERATIONS. Cash used in operating activities was $332,524 during fiscal 2000 compared to $512,441 during fiscal 1999, primarily as a result of losses of $445,441 and $873,611, respectively, offset by increases in the Company's trade payables balance at June 30, 2000, and noncash expenses incurred in fiscal 1999.

INVESTING. The Company made additions to its Paradox Basin property during both fiscal 2000 ($19,205) and fiscal 1999 ($28,473). Proceeds from the sale of an option right in unproved properties of $24,000 during fiscal 2000 represent the cash received from the sale of the ST Option. The 1999 proceeds from asset sales of $61,562 represent funds received for the sale of the Company's producing properties. Net cash provided by investing activities was $3,527 in fiscal 2000 compared to $33,089 in fiscal 1999.

FINANCING. At June 30, 1999 the Company had a subscriptions receivable balance of $78,500 from the sale of 7,845,000 shares of Common Stock at $0.10 per share during the fourth quarter of fiscal 1999, which balance which was converted to cash during the first quarter of fiscal 2000. Additionally, the Company realized $9,250 from the proceeds of stock option exercises during 2000. During fiscal 1999, the Company also sold 24,000 shares of stock at $1.00 per share. During fiscal 1999, the Company also repaid borrowings of $130,000 from the proceeds from the sale of common stock.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during fiscal 1998 and 1999.

EXPLORATION COSTS. Exploration costs incurred during the year ended June 30, 2000, of $90,643 were higher than those incurred during the previous year of $64,215 due to higher delay lease rentals paid to maintain CWYR's ownership position in certain Paradox Basin leases. Additionally, the Company purchased a seismic option for $10,883 during 2000.

GENERAL AND ADMINISTRATIVE EXPENSE. Fiscal 1999 general and administrative expense of $628,111 included a noncash compensation expense charge of $252,600; there was no such charge incurred during 2000 (total general and administrative expense in fiscal 2000 of $356,451). The 1999 figure, exclusive of the noncash charge, was $375,511. The 5 percent decrease in general and administrative expense exclusive of noncash items from 1999 to 2000 results primarily from lower 2000 salary expense and legal fees, net of increases in consulting fees related to the marketing of the Company's Paradox Basin project.

OTHER. Interest income of $4,879 earned during 2000 was generated from the investment of the Company's common stock sale proceeds. Interest expense of $154,831 (including amortization of a note payable discount of $148,000) incurred during the year ended June 30, 1999 related to the short term financing entered into by the Company during fiscal 1999.

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

The Company believes that this statement will have no material effect on the Company's financial statements

In March 2000 the FASB adopted FASB Interpretation No. 44, Accounting for Certain Transactions including Stock Compensation. Accordingly, beginning with the first quarter of fiscal 2001, the Company will be required to value any options repriced subsequent to December 15, 1998 as if the options were granted pursuant to a variable stock plan. This could result in additional expense being recorded in future periods as a result of price increases in the Company's traded common stock.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE


Report of Independent Accountants.......................................   13

Consolidated Balance Sheet as of June 30, 2000..........................   14

Consolidated Statements of Operations for the Years Ended June 30, 2000
and June 30, 1999.......................................................   15

Consolidated Statements of Stockholders' Equity for the Years Ended June
30, 2000 and June 30, 1999..............................................   16

Consolidated Cash Flow Statements for the Years Ended June 30, 2000 and
June 30, 1999...........................................................   17

Notes to Consolidated Financial Statements..............................   18

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Colorado Wyoming Reserve Company
Grand Junction, Colorado


We have audited the accompanying consolidated balance sheet of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2000 in conformity with generally accepted accounting principles.

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




HEIN + ASSOCIATES LLP

Denver, Colorado
October 9, 2000

                        COLORADO WYOMING RESERVE COMPANY
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000


                                                         JUNE 30,
                                                           2000
                                                       --------------
CURRENT ASSETS:
    Cash and cash equivalents                             $      208
    Prepaid expenses                                           1,500
                                                          -----------
Total current assets                                           1,708

PROPERTY AND EQUIPMENT:
    Unproved oil and gas properties  under  successful
    efforts                                                  562,764
    Other property and equipment                              14,914
                                                          -----------
                                                             577,678

    Less accumulated depreciation,  other property and
    equipment                                                (13,885)
                                                          -----------
         Net property and equipment                          563,793
                                                          -----------
Total assets                                              $   565,501
                                                          ===========

CURRENT LIABILITIES:
    Trade accounts payable                                $   59,011
    Other accrued liabilities                                 18,418
    Related party payables                                    80,841
                                                          -----------
Total current liabilities                                    158,270


STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value: authorized--
         75,000,000 shares; issued and outstanding--
         10,607,694 shares                                   106,077
    Additional paid-in capital                             5,262,976
    Warrants                                                 148,100
    Accumulated deficit                                   (5,109,922)
                                                          -----------
                                                             407,231
                                                          -----------
Total liabilities and stockholders' equity                $  565,501
                                                          ===========


      The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                        Years Ended June 30,
                                                   ----------------------------
                                                         2000           1999
REVENUES:
    Oil and gas sales                             $        --    $       7,517

EXPENSES:
    Operation of producing properties                      --          16,635
    Exploration cost                                   90,643          64,215
    Depreciation, depletion and amortization            3,226           4,276
    General and administrative                        356,451         628,111
                                                 ------------    ------------
Total expenses                                        450,320         713,237
                                                 ------------    ------------

Operating loss                                       (450,320)       (705,720)

OTHER INCOME (EXPENSE)
    Interest income (expense)                           4,879        (154,831)
    Loss on sale of assets                                 --         (13,060)
                                                 ------------    ------------
Loss before income taxes                             (445,441)       (873,611)

Provision for income taxes                                 --              --
                                                 ------------    ------------
    Net loss                                     $   (445,441)   $   (873,611)
                                                 ============    ============

    Basic and diluted loss per share             $      (0.04)   $      (0.19)
                                                 ============    ============

    Weighted average common shares outstanding     10,603,036       4,511,570
                                                 ============    ============


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                 Common Stock
                           -------------------------                               Additional
                                                                      Subscription   Paid-in      Accumulated
                              Shares      Par Value      Warrants      Receivable    Capital        Deficit         Total
                           -----------   -----------   -----------    ------------  -----------    -----------   -----------
                                                                                                                 <C
BALANCE, JUNE 30, 1998       2,467,694   $    24,677   $        --    $       --   $ 4,283,320    $(3,790,870)   $   517,127

Equity issued as
compensation                   216,000         2,160            --            --       250,440             --        252,600

Warrants issued pursuant            --            --       148,100                          --             --        148,100
to financing

Sale of common stock         7,869,000        78,690            --       (78,500)      720,516             --        720,706

Net (loss) for the
year ended                          --            --            --            --            --       (873,611)      (873,611)

BALANCE JUNE 30, 1999
                           -----------   -----------   -----------    ----------   -----------    ------------   -----------
                           $10,552,694   $   105,527   $   148,100    $  (78,500)  $ 5,254,276    $(4,664,481)   $  764,922


Stock option exercise           55,000           550            --            --         8,700             --          9,250

Collection of
subscription receivable             --            --            --        78,500            --             --         78,500

Net (loss) for the
year ended June 30, 2000            --            --            --            --            --       (445,441)      (445,441)
                           -----------   -----------   -----------    ----------   -----------    -----------    -----------

BALANCE, JUNE 30, 2000       10,607,69   $   106,077   $   148,100    $       --   $ 5,262,976    $(5,109,922)   $   407,231
                           ===========   ===========   ===========    ==========   ===========    ===========    ===========

                        COLORADO WYOMING RESERVE COMPANY
                        CONSOLIDATED CASH FLOW STATEMENTS
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                                  Years Ended
                                                   June 30,
                                             -----------------------
                                                2000          1999
                                             ----------    ---------
Cash flows from operating activities:
Net loss                                     $(445,441)    $(873,611)
 Adjustments to reconcile net loss to
 net used in operating activities:
   Depletion, depreciation and
   amortization                                  3,226        4,276
   Loss on asset sale                               --       13,060
   Amortization of note payable discount            --      148,000
   Equity issued as compensation                    --      252,600
   Other non-cash compensation                      --       50,000

Changes in current assets and liabilities:

   Receivables                                   2,144        1,449
   Payables                                    105,823     (110,677)
   Prepaids                                      1,724        2,462
                                             ---------    ---------
Net cash (used in) operating activities       (332,524)    (512,441)

Cash flows from investing activities:
   Additions to unproved properties            (19,205)     (28,473)
   Sale of option right in unproved properties  24,000           --
   Asset purchases                              (1,268)          --
   Proceeds from asset sales                        --       61,562
                                             ---------    ---------
Net cash provided by
investing activities                             3,527       33,089

Cash flows from financing activities:
   Notes payable                                    --       57,693
   Repayment of note payable                        --     (130,000)
   Sale of warrants                                 --       72,408
   Sale of common stock                         87,750      720,706
                                             ---------    ---------
Net cash provided by financing activities       87,750      720,807
                                             ---------    ---------

Net (decrease) increase in cash and
equivalents                                   (241,247)     241,455

Cash and equivalents at beginning of
period                                         241,455           --
                                             ---------    ---------

Cash and equivalents at end of period        $     208    $ 241,455
                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND NATURE OF OPERATIONS:

        Colorado Wyoming Reserve Company ("The Company" or "CWYR) is an oil and natural gas exploration company with a geographical focus in the Rocky Mountain region of the western United States. Management's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of 3-D geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands.

        The Company is currently focusing its exploratory efforts in the central Paradox Basin areas of southeastern Utah (the "Paradox Basin Project"), having sold its North Dakota properties in November 1998. As a result of this and other producing property sales, the Company has no revenues and continues to incur certain general and administrative expenses and obligations related to the Paradox Basin Project. On September 28, 2000, the Company entered into a Farmout Agreement with ST Oil, FM Energy and The Shoreline Companies, collectively, "the Farmees," the terms of which provide for the Company to assign 50% of its mineral working interests in and to its Paradox Basin to the Farmees once they have completed, processed, interpreted and provided the Company with a three-dimensional seismic survey of up to 50 square miles of land covered by such oil and gas leases and seismic options (see Note 8, Subsequent Events). The Farmout Agreement provides for seismic to be shot and interpreted on the Company's Paradox Basin acreage.

        GOING CONCERN:

        The Company currently has no significant revenue source and continues to incur obligations with respect to certain general and administrative items. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. During the fourth quarter of fiscal 1999, the Company raised additional capital through a private placement of its common stock. The Company anticipates the undertaking of an effort to raise additional capital during the quarter ending December 31, 2000. However, there is no assurance that the Company will be successful. Failure to raise additional capital could result in the liquidation of the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        OIL AND GAS ACTIVITIES:

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

        Should the Company own producing properties in the future, it will test for impairment of those producing properties by comparing expected undiscounted future net revenues on a property-by-property basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is estimated using discounted future net revenues from the producing property. Gains and losses are recognized on sales of entire interests in proved and unproved properties. Sales of partial interests are generally treated as recoveries of costs. With regard to properties held for sale, the Company uses the estimated net sales proceeds as its estimate of fair value. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties will be provided on a property-by-property basis using the units of production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement and abandonment costs and the anticipated proceeds from equipment salvage.

        OTHER PROPERTY AND EQUIPMENT:

        Other property and equipment is depreciated using the straight line method over the estimated useful life of the property.

        PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Shoreline Resources Company, Inc. Inter-company transactions and accounts are eliminated in consolidation.

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

        For repriced options, the Company determines the fair value of the option immediately preceding the repricing, and any incremental difference to the fair value of the option after repricing is either disclosed in the pro forma

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        information for options issued to employees or directors or expensed in operations for options issues to others. In March 2000 the Financial Accounting Standards Board adopted FASB Interpretation No. 44, Accounting for Certain Transactions including Stock Compensation. Accordingly, beginning with the first quarter of fiscal 2001, the Company will be required to value any options repriced subsequent to December 15, 1998 as if the options were granted pursuant to a variable stock plan. This could result in additional expense being recorded in future periods as a result of price increases in the Company's traded common stock.

        COMPREHENSIVE INCOME:

        The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net loss or stockholders' equity.

        NET LOSS ATTRIBUTABLE TO COMMON SHARES:

        The Company has adopted Statement of Financial Accounting Standard 128, Earnings per Share ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by taking into account all potentially dilutive securities. The Company has not included potentially dilutive securities consisting of options and warrants to purchase 2.89 million shares and
        2.445 million shares in 2000 and 1999, respectively, because they would be anti-dilutive.

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

        Significant estimates made by CWYR include the ultimate realization of the cost of the Company's unproved oil and gas properties. Depending on the results of the seismic activity to be conducted on the Company's unproved acreage during the forthcoming fiscal year, the Company's estimate as to the realization of the unproved property cost could materially change.

        RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

        The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") 133, 137 and 138, all related to Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, established new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

        The Company believes that these statements will have no material effect on its financial statements.

2.      INCOME TAXES

        No tax benefits from the losses incurred during fiscal 2000 and 1999 were recognized due to the substantial uncertainty as to their eventual utilization.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Effective tax rates differ from the Federal income tax rate as shown in the following table.

                                                            Percent of Pretax
                                                                  (Loss)
                                                                  Income
                                                          ----------------------
                                                             2000          1999
                                                         ---------     ---------

         Federal statutory rate                             (34)%         (34)%

           State income taxes                                (3)%          (3)%

           Change in valuation allowance                      14%           30%

           Expiration of prior year loss carryforwards        23%            7%
                                                         ---------     ---------

           Effective rate                                     --            --
                                                         =========     =========

         Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:

                                                        2000            1999
                                                   ------------    -------------

         Deferred tax assets

           Net operating loss and tax credit       $  968,000      $ 1,211,000
           carryforwards

         Valuation allowance                         (968,000)      (1,211,000)
                                                   ----------      -----------

              Net deferred tax assets              $       --      $        --
                                                   ==========      ===========

        SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carry forwards can be used to offset future reversals of existing deferred tax liabilities. The Company decreased its valuation allowance by $243,000 in fiscal 2000 and increased it by $326,000 fiscal 1999.

        At June 30, 2000, the Company had tax basis net operating loss carry forwards available to offset future taxable income of $2.6 million, which expire from 2001 to 2014. Of that amount, approximately $2 million can never be used by the Company and the usage of approximately $200,000 is limited to certain maximum yearly amounts over a 14-year period, as a result of the changes in control occurring during fiscal 1999 and 1998.

3.      MAJOR CUSTOMERS

        During fiscal 1999, JN Petroleum Marketing accounted for 42 percent of the Company's revenues and Duke Energy for the remaining 58 percent. The Company had no revenues during fiscal 2000.

4.      COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

        Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,000 per month (formerly

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity as part of the merger with Shoreline Resource Company, Inc. on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

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

        The Company entered into a Contract Operator Agreement and Operating Agreement, effective March 13, 1998 with ST Oil Company, a Nevada corporation ("ST"), pursuant to which ST serves as managing agent and attorney-in-fact for the Company, and as operator of record of the Companies properties located in North Dakota (the "ST Agreement"). In return for its services, ST is entitled to receive, at payout, a five percent working interest in the leases and wells. Mr. Butler owns approximately 28 percent of ST and serves as its President and Chief Executive Officer. During fiscal 1999, the ST Agreement was assigned by the Company to FM Energy, LLC in connection with the North Dakota Agreement (defined and described below).

        The Company entered into an employment contract with its president, Mr. Kim M. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst received a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share (repriced to $.25 per share in May
        1999). The contract is for an initial term of three years commencing October 1, 1996 and may be terminated by Mr. Fuerst, if for Cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy, LLC (of which Mr. Fuerst owns 50 percent and serves as co-manager) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase. Mr. Fuerst determined to forego his salary during the months of November and December 1998, and January through April 1999. In May 1999, Mr. Fuerst's salary was reduced to $5,000 per month pursuant to an amendment to his employment agreement. During July 1999, the Company granted Mr. Fuerst an incentive stock option pursuant to the Equity Incentive Plan, to purchase 500,000 shares of Common Stock at an exercise price of $.75 per share (determined to be at least 110% of the fair market value at the date of grant). The option has a five year life and is exercisable as of the date of grant.

        Effective November 1, 1998, the Company accepted an Offer to Purchase certain of its properties located in North Dakota (the "North Dakota Agreement") submitted by FM Energy, LLC ("FM"), a California limited liability company collectively owned by the Company's President, Mr. Fuerst, and the Trust. Pursuant to the North Dakota Agreement, the Company sold its interest in certain properties in North Dakota in return for (a) a cash payment to the Company of $50,000; (b) extinguishment of the Company's $50,000 obligation to Kim M. Fuerst as compensation for his services as President of the Company for the months of June through October 1998; and (c) an extension of the repayment date for the Bridge Loan from October 31, 1998 to November 30, 1998 (subsequently extended, in a series of transactions, to May 28, 1999). The Company had acquired the North Dakota properties during fiscal 1998 for $113,392.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On April 29, 1999, the Company entered into a Letter Agreement with F. Robert Tiddens, a director and stockholder of the Company. Pursuant to the terms of this agreement, the retainer fee due Mr. Tiddens under the Merger Agreement, dated February 6, 1998, was reduced to $27,000, payable within five (5) days of the effective date of the agreement. Mr. Tiddens agreed to solicit industry partners for the Company for the sum of $40 per hour plus reasonable expenses. In addition, the agreement stated that if Mr. Tiddens or others successfully consummated for the Company a sharing arrangement, defined as any arrangement that will significantly enhance the value of the Paradox Project such as a seismic survey and/or a drilling commitment, the Company would assign to Mr. Tiddens an overriding royalty interest of 1% of 8/8ths on all acreage subject to the resulting agreement. The Board agreed to transfer a 1% overriding royalty interest as a result of the Company's entering into the Farmout Agreement (discussed in Note 8) in satisfaction of the agreement. Effective September 22, 2000, the consulting agreement with Mr. Tiddens was terminated.

         During fiscal 2000, Mr. Fuerst made advances on behalf of the Company in the form of interest-free loans of $32,200 for lease rental payments and of $11,000 for general and administrative expenses.

         See also Note 8, Subsequent Event.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following is a summary of the Company's option and warrant activity for the years ended June 30, 2000 and June 30, 1999:


                                             2000                   1999
                                     --------------------   --------------------
                                                 Weighted               Weighted
                                      Options     Average    Options    Average
                                        and      Exercise       and     Exercise
                                      Warrants     Price     Warrants    Price
                                     --------------------   -------------------
        Options outstanding,
          beginning of year           2,445,000     $0.20     1,915,000   $1.36
        Granted
          Exercise price same as             --        --            --       --
          market price
          Exercise  price less than          --        --       250,000   $1.00
          market price
          Exercise   price  greater     500,000     $0.75       280,000   $1.00
          than market price
        Expired                              --        --            --       --
        Repriced options:
          Cancelled                          --        --    (1,915,000)   $1.34
          Reissued                           --        --     1,915,000    $0.23
        Exercised                       (55,000)    $0.17            --       --
                                     ----------             -----------
        Options outstanding, end
        of year                       2,890,000     $0.31     2,445,000    $0.20
                                     ====================   ====================
        Exercisable at end of year    2,890,000     $0.31     2,445,000    $0.20
                                     ====================   ====================

        During the fourth quarter of fiscal 1999, the Company repriced options covering 530,000 shares of common stock to $.10 per share; the remaining 1,915,000 shares under option were repriced to $.25 per share. There was no increase in incremental value on the repriced options over the value of the options immediately preceding the repricing.

        Exercise prices for options and warrants outstanding as of June 30, 2000:


                     Options and
                      Warrants        Weighted      Options and
                     Outstanding      Average         Warrants
        Exercise      June 30,      Contractual     Exercisable
         Price          2000            Life       June 30, 2000
       -----------   ------------   -------------  --------------
         $0.10          500,000         6.84          500,000
         $0.25        1,890,000         6.81        1,890,000
         $0.75          500,000         4.04          500,000
                     ------------                  --------------
                      2,890,000         6.34        2,890,000
                     ============                  ==============


        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of all options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Years Ended June 30,
                                                 -----------------------------
                                                       2000           1999
                                                       ----           ----
     Risk free interest rate                           6.2%      4.7% to 4.9%
     Volatility factor                                 185%       134% to 166%
     Dividend yield                                     0%            0%
     Expected term of options                      five years     ten years
     Weighted average fair value
       of options granted:
          Exercise price same as market price           n.a.         n.a.
          Exercise price less than market price         n.a.        $0.81
          Exercise price greater than market price     $0.66        $1.50


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

        Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                          For the Years Ended June 30,
                                     ---------------------------------------
                                           2000                   1999
                                     ------------------       --------------
     Net loss as reported                 $ (445,441)             $ (873,611)
     Pro forma                            $ (777,299)             $ (873,611)

     Basic loss per share as reported     $    (0.04)             $    (0.19)
     Pro forma                            $    (0.07)             $    (0.19)


6.      SUPPLEMENTAL OIL AND GAS INFORMATION

        Capitalized costs relating to oil and gas producing activities at June 30, 2000 and 1999 are as follows:

                                                     2000             1999
                                                  ------------     ------------
          Unproved oil and gas properties          $ 562,764        $ 567,559


        Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2000 and 1999 are as follows:

                                                     2000              1999
                                                  ------------     ------------
            Acquisition of unproved properties     $ 19,205          $ 28,473

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Results of operations for oil and gas producing activities (excluding corporate overhead and interest costs) for the years ended June 30, 2000 and 1999 are as follows:

                                                 2000           1999
                                              ------------   ------------
        Revenues                              $   --          $  7,517
        Production costs                          --            16,635
                                              ------------   ------------
        Net                                   $   --          $ (9,118)
                                              ============   ============

        RESERVES (UNAUDITED)

        The Company had no proved oil and gas reserves at June 30, 2000 and 1999.

7.      FINANCINGS

        On September 2, 1998, the Company completed a financing transaction with the James E. Moore Revocable Trust, u/d/t/ dated July 28, 1994 (the "Trust"), by executing a Loan Agreement, dated as of August 25, 1998 (the "Loan Agreement"), pursuant to which the Trust loaned $120,000 (the "Bridge Loan") to the Company to be repaid on or before October 31, 1998. In return for the Bridge Loan, the Company granted the Trust a security interest in its properties located in the Paradox Basin of southern Utah and a ten-year warrant to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Mr. Rafiq A. Sayed was appointed to serve on the Company's Board of Directors as a designee of the Trust in connection with the Bridge Loan. Effective as of November 23, 1998, the Trust conveyed warrants to purchase up to 150,000 shares of the Company's Common Stock to various third parties in private transactions. The repayment date of the Bridge Loan was subsequently extended to November 30, 1998 in connection with the North Dakota Agreement (as defined and described in Note 4).

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        During May 1999, the options and warrants described in this note (other than those issued to Trinity and the Trust) were repriced to $.25 per share. Pursuant to the terms of the Second Loan Extension and the Third Loan Extension, the Trust warrants, as well as options and warrants previously granted to Trinity, were repriced to $.10 per share. See
        Note 5.

        The Company closed a private equity offering on May 28, 1999, selling
        7.845 million restricted shares of Common Stock at $.10 per share pursuant to an exemption from registration under Rule 505 of Regulation D of the Securities Act of 1933, as amended. The Trust purchased 2.8 million shares and Mr. Kim Fuerst, the Company's president, purchased 2 million shares. At June 30, 1999, 785,500 private offering shares were subscribed but not paid for; payment for those shares occurred during the first quarter of fiscal 2000.

        See also Note 8, Subsequent Event.

8.      SUBSEQUENT EVENT

        On September 28, 2000, the Company entered into a Farmout Agreement, effective as of September 22, 2000, with ST, FM, and The Shoreline Companies, LLC, a Colorado limited liability company ("Shoreline") (collectively, the "Farmees"). The Company's Chief Executive Officer and President and certain directors and stockholders of the Company are directors, officers and controlling stockholders of ST, FM, and Shoreline.

        Under the Farmout Agreement, the Company has agreed to assign 50% of its mineral working interests in and to certain oil and gas leases and seismic options covering approximately 61,000 acres of land located in the Paradox Basin in San Juan County, Utah, to the Farmees once they have completed, processed, interpreted and provided the Company with a three-dimensional seismic survey of up to 50 square miles of land covered by such oil and gas leases and seismic options (the "Survey"). The Farmees will bear the entire cost of the Survey, up to a maximum of $1,100,000. The Company is not obligated to assign any interests unless and until it has received the Survey in a form reasonably acceptable to it.

        The Farmees have agreed to begin work on the Survey as soon as reasonably practicable and to complete the Survey within 180 days of commencement.

        On September 28, 2000, the Farmees deposited $1,000,000 with a managing agent to fund the Survey.

        The Farmout Agreement also establishes an area of mutual interest (the "AMI") for a term of ten years from the effective date of the Farmout Agreement. If during the ten-year term, any party to the Farmout Agreement acquires an oil or gas leasehold interest in the AMI, that party must give all other parties the opportunity to participate.

        On September 28, 2000, the Company also entered into a Credit Agreement with ST, FM, and Shoreline. The Credit Agreement establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 in the next 12 months. Amounts borrowed under the Credit Agreement bear interest at the rate of 8% per annum. The total balance outstanding under the Credit Agreement will be due and payable in full on the later of September 28, 2001, or the date on which the Seismic Acquisition Agreement between ST, FM, and Shoreline terminates.

        Previous to the farmout arrangement described above, in April 2000 the Company had entered into an Option Agreement with ST and Edwards Energy Corporation, a Letter of Intent with FM Energy and a Letter of Intent with Shoreline, which agreements contemplated a joint venture arrangement to be established by all the parties similar to the arrangement set forth in the Farmout Agreement and the Credit Agreement described herein. Pursuant to the terms of the Option Agreement, the Company was paid $24,000 during the last quarter of fiscal 2000 for the option. The option and the letters of intent expired according to their terms on August 30, 2000.

        The Farmout Agreement and the Credit Agreement reflect the final agreement of the parties regarding the acquisition by ST, FM, and Shoreline of an aggregate 50% of the Company's working interests in certain leases and seismic options in exchange for providing the Company with a seismic survey of certain acreage covered by such leases and options.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants or disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure during the fiscal year ended June 30, 2000.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
           SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the executive officers and the members of the Board of Directors of the Company.

          Name                 Age                     Position

-------------------------  ------------  --------------------------------------

Kim M. Fuerst..........        49        President,  Chief Executive  Officer,
                                         Treasurer, Secretary and Director

J. Samuel Butler.......        55        Director

John F. Greene.........        60        Director

F. Robert Tiddens......        46        Director

Rafiq A. Sayed.........        46        Director

Dr. Syed A. Daud.......        36        Director


     KIM M. FUERST has been President, Chief Executive Officer and Director since September 1996, and Treasurer and Chief Financial and Accounting Officer since October 17, 1997. From 1994 to 1996 he was a Vice President and head of the energy group of Van Kasper and Company, an investment banking firm. From 1989 to 1994 he served in various capacities at Great Northern Gas Company including Vice President of Finance and as a Director. From 1982 to 1990 he was President and Chief Operating Officer of Karen Oil Company which, during this period, drilled over 100 wells and operated those wells that were producing wells. Over the past 25 years he has worked in a variety of energy related positions, both as an independent producer and as an investment banker.

     J. SAMUEL BUTLER has been a Director of the Company since September 1996. Mr. Butler formed Trinity Petroleum Management, LLC and ST Oil Company in 1996 and serves as President and Chief Executive Officer of both companies. During 1998, Mr. Butler was instrumental in organizing Professional Energy Advisors, LLC, and serves on the Board of Managers thereof. In addition, he became a member of the Board of Directors of Greystone Energy, Inc., a Colorado corporation, in 1998. From 1989 to 1994, he served as a director, President and Chief Executive Officer of Sterling Energy Corp. and the Chief Executive Officer of Sheffield Exploration Company, Inc. from September 1990 to May 1996. Also during the period of September, 1989 to December, 1994, Mr. Butler was a founding principal in Petrie Parkman & Co., an investment banking firm specializing in upstream energy financing. Previously, he was President and Chief Operating Officer of Columbus Energy Corp. (Denver, Colorado) from 1985 to 1989, and today, continues to serve as a director at Columbus. Mr. Butler joined the predecessor of Columbus, Consolidated Oil and Gas, Inc., in 1974 and held the position of Vice President of Exploration, Senior Vice President of Oil and Gas Operations and Executive Vice President and Chief Operating Officer. After receiving a degree in Petroleum Engineering from the Colorado School of Mines, Mr. Butler pursued graduate studies in the field of Mineral Economics at that institution. He is a past director of the Independent Petroleum Association of America and past director of the Independent Petroleum Association of the Mountain States.

     DR. SYED ASLAM DAUD has been a Director of the Company since December 1998. Dr. Daud is currently Vice President, Investor Relations & Communications of Sayed Consulting Inc. in Toronto, Ontario, Canada, a position he has held since January 1996. During a nine-month period from December 1997 to September of 1998, Dr. Daud was also an Investor Relations and Communications officer of Trivalence Mining Corporation. Prior to joining Sayed Consulting, Inc., he worked from September 1990 to October 1995 in various capacities at Shoppers Drug Mart and Shoppers Home Health Care (a division of Iamsco, Inc.), including Pharmacy System Trainer and Corporate Manager.

Since 1994, Dr. Daud has served as national President of a non-profit youth organization. Dr. Daud received his M.B.B.S. degree in Medicine and Surgery from Dow Medical College, University of Karachi, Pakistan.

       JOHN F. GREENE has been a Director of the Company since February 1998. Mr. Greene has over 25 years experience in the oil and gas exploration and production industry. From 1985 until his retirement in 1995, Mr. Greene served as executive vice president of worldwide exploration and production for the Louisiana Land and Exploration Company, where he served on the board of directors from 1989 until his retirement. From 1981 to 1985, Mr. Greene was president and chief executive officer for Milestone Petroleum and then executive vice president of exploration for Meridian Oil and Gas Company via its merger with Milestone. He began his career at Continental Oil Company holding various positions including director of exploratory projects for onshore and offshore offices and a division exploration manager for the western United States. Mr. Greene has been a director of Basin Exploration, Inc. since February 1996.

       RAFIQ A. SAYED has been a Director of the Company since September 1998. Mr. Sayed is a technology executive with over 22 years of experience in the global telecommunications and energy industries and broad based technical management experience. Presently, Mr. Sayed is consulting for Enron Energy Services where he supports the Chief Information Officer in defining business processes relative to deregulation. He served on the Board of Directors of Meteor Industries, Inc., a position he held from April 1996 until September 1998. From 1981 to 1997 Mr. Sayed was with Nortel Technology in various positions of increasing responsibility, and most recently as Senior Director managing over 300 professionals and a budget in excess of $30 million, and where he was the architect in charge of the design of a state-of-the-art automation platform for large telephony switching platforms and for re-engineering of the feature processing environment for the DM8-100. Mr. Sayed graduated from Southbank College in London, England in 1975 with an H.N.D. in Electrical/Electronic Engineering (equivalent of a BSEE). He also attended Essex University in London, England where he was enrolled in an advanced computer science program with an emphasis in Operating Systems, Software Engineering and Programming.

       F. ROBERT TIDDENS has been a Director of the Company since February 1998. Mr. Tiddens has over 20 years experience in oil and gas exploration, production and acquisition activities in all producing states in the continental United States. Since 1995, Mr. Tiddens was President and Chief Executive Officer of Shoreline Resource Company, Inc., a Denver based private oil and gas exploration concern he founded and subsequently merged into a subsidiary of the Company in February 1998, at which time he became a director of the Company. From 1990 to 1995, Mr. Tiddens was a consultant advising client companies in all facets relating to the oil and gas industry. Prior thereto, Mr. Tiddens was Vice President of Land & Acquisitions for Presidio Oil Company, a rapidly-growing American Stock Exchange Company based in Denver and New York. Mr. Tiddens is a graduate of the University of Wisconsin with a finance/economics degree.

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

COMMITTEES AND MEETINGS

       During the fiscal year ended June 30, 2000, the Board of Directors held one meeting. The Board of Directors of the Company has no established committees to which it has delegated any authority.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       The Company's directors, executive officers and persons who are beneficial owners of more than ten percent of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Commission and to furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations it has obtained from certain of these persons, the Company believes that, for the fiscal year ended June 30, 2000, Kim M. Fuerst failed to timely file a Form 5 to report the grant of an option.


ITEM 10.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid for each of the Company's last three fiscal years by the Company to its chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                      Annual
                               Compensation Awards      Long Term Compensation
                                 ------------------  --------------------------
                                                               Awards
                                                     --------------------------
 Name and Position(1)    Year       Salary ($)          Securities Underlying
                                                             Options (#)
                        ------  ------------------   --------------------------
Kim M. Fuerst            2000            60,000               500,000
Chief Executive          1999            50,000(2)(3          500,000(4)
Officer, President,      1998           120,000(3)                 --
Treasurer and
Secretary

-----------------------

(1) The Company had no other executive officer during the fiscal year ended June 30, 2000.

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

        The following table shows stock option grants to the Company's only executive officer during fiscal 2000. The Company does not grant stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               Individual Grants

-------------------------------------------------------------------------------

                                   % of         % of
                                   Total       Total
                      Number      Options     Options
                         of       Granted     Granted
                     Securities     to           to
                    Underlying   Employees    Employees  Exercise
                      Option     in Fiscal    in Fiscal    Price     Expiration
       Name           Granted      Year         Year      ($/Sh)       Date
-------------------  ----------  ----------  -----------  -------  ------------

Kim M. Fuerst.....   500,000(1)    100%         100%       $0.75   July 26, 2004
Chief Executive
Officer,
President,
Treasurer and
Secretary

------------------------

(1) The option was immediately exercisable upon grant.

        The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officer as of June 30, 2000, as well as the value of unexercised "in the money" options at such date. No stock options were exercised by the named executive officer during the last fiscal year.


                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                Number of
                                Securities          Value of Unexercised
                                Underlying              in the Money
        Name                   Unexercised           Options/SARs at
                             Options/SARs at              FY-End
                                 FY-End (#)            Exercisable/
                               Exercisable/           Unexercisable
                              unexercisable           Unexercisable
----------------------      --------------------- -----------------------

Kim M. Fuerst                   1,000,000/0           $100,000/0 (1)

------------------------

(1) Amount shown represents aggregated fair market value based upon the closing price on June 30, 2000, of $0.45 per share less the exercise price of $0.25 per share for 500,000 shares of the unexercised in-the-money options held. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

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

COMPENSATION OF DIRECTORS

The Directors of CWYR do not receive annual salaries or retainers from CWYR but do receive reimbursement for travel expenses.

On April 29, 1999, the Company entered into a Letter Agreement with F. Robert Tiddens, a director and stockholder of the Company. Pursuant to the terms of this agreement, the retainer fee due Mr. Tiddens under the Merger Agreement, dated February 6, 1998, was reduced to $27,000, payable within five (5) days of the effective date of the agreement. Mr. Tiddens agreed to solicit industry partners for the Company for the sum of $40 per hour plus reasonable expenses. In addition, the agreement stated that if Mr. Tiddens or others successfully consummated for the Company a sharing arrangement, defined as any arrangement that will significantly enhance the value of the Paradox Project such as a seismic survey and/or a drilling commitment, the Company would assign to Mr. Tiddens an overriding royalty interest of 1% of 8/8ths on all acreage subject to the resulting agreement. The Board agreed to transfer a 1% overriding royalty interest as a result of the Company's entering into the Farmout Agreement in satisfaction of the agreement. Effective September 22, 2000, the consulting agreement with Mr. Tiddens was terminated.

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

Options granted to directors under the Equity Plan expire ten years from the date of grant. The option exercise price for non-statutory options is determined by the Board of Directors and may be paid in cash or by surrendering to the Company outstanding Common Stock already owned by the optionee, valued at fair market value, by delivering a promissory note, or by a combination of such means of payment, as may be determined by the Board. Options granted pursuant to the Equity Plan may not be exercised more than three months after the option holder ceases to be a director of the Company, except that in the event of the death or permanent and total disability of the option holder, the option may be exercised by the holder (or his estate, as the case may be), for a period of up to one year after the date of death or permanent or total disability. Options granted to directors under the Equity Plan are treated as non-statutory stock options under the Internal Revenue Code. The Board of Directors determines the vesting requirement for options granted under the Equity Plan.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of October 11, 2000, by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the five most highly compensated executive officers, including the Chief Executive Officer; and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such holders, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                                                                PERCENTAGE
                                                           NUMBER OF        BENEFICIALLY OWNED
                  NAME AND ADDRESS                         SHARES(A)               (B)

Kim M. Fuerst......................................        3,112,500(c)           26.8%
         751 Horizon Court, Ste. 205
         Grand Junction, Colorado  81506


J. Samuel Butler...................................          325,000(d)            3.0%
         1801 Broadway, Suite 600
         Denver, Colorado  80202


Syed A. Daud.......................................          100,000(e)            0.9%
         64 Hainsworth Ct.
         Markham, Ontario  L3S1T5
         Canada


John F. Greene.....................................          453,303(e)            4.2%
         1569 Royal Buffalo Drive
         Silverthorne, Colorado  80498


Rafiq A. Sayed.....................................          108,600(e)            1.0%
         102 Avenue of the Estates
         Cary, North Carolina  27511


F. Robert Tiddens..................................          545,030(e)            5.1%
         8360 East Hinsdale Avenue
         Englewood, Colorado  80112


The James E. Moore Revocable Trust,................        3,050,000(f)           28.3%
         u/d/t dated July 28, 1994
         7827 Berger Avenue
         Playa del Rey, California  90293


All  executive  officers  and  directors  as a  Group
(six persons)......................................       4,644,433(g)           37.7%

(a) All shares are owned both of record and beneficially unless otherwise specified by footnote to this table.
(b)  Based on 10,607,694 shares of Common Stock outstanding at October 11, 2000.
(c) Includes 500,000 shares issuable upon exercise of stock options granted under the Incentive Stock Option Plan in 1996, and 500,000 shares issuable upon exercise of stock options granted under the Equity Incentive Plan.
(d) Includes 200,000 shares issuable upon exercise of stock options granted under a director stock option plan in 1996; 100,000 shares issuable upon exercise of a stock option granted to Trinity Petroleum Management LLC, of which Mr. Butler owns approximately 24 percent and serves as the President and CEO; and 25,000 restricted shares owned by ST Oil Company, of which Mr. Butler owns approximately 28 percent and serves as the President and CEO.

(e) Includes 100,000 shares issuable upon exercise of director stock options granted under the Equity Incentive Plan.
(f) Includes 180,000 shares issuable upon exercise of warrants granted in connection with Bridge Loan and extensions thereof.
(g)  Includes 1,700,000 shares issuable upon exercise of options and warrants.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of transactions entered into between the Company and certain of its officers, directors, and/or employees during the last two fiscal years.

CONSULTING AND EMPLOYMENT AGREEMENTS

Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,000 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement is for a term of one year, continuing thereafter on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member on the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. During the fiscal years ended June 30, 2000, and June 30, 1999, the Company incurred fees to Trinity of $44,803 and $82,960, respectively, pursuant to the Trinity Agreement.

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

The Company entered into a Contract Operator Agreement and Operating Agreement, effective March 13, 1998 with ST Oil pursuant to which ST Oil serves as managing agent and attorney-in-fact for the Company, and as operator of record of the Companies properties located in North Dakota (the "ST Agreement"). In return for its services, ST Oil is entitled to receive, at payout, a five percent working interest in the leases and wells. Mr. Butler owns approximately 28 percent of ST and serves as its President and Chief Executive Officer. During fiscal 1999, the ST Agreement was assigned by the Company to FM Energy, LLC in connection with the sale of the Company's North Dakota properties.

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

During fiscal 2000, Kim Fuerst, a director, executive officer and principal stockholder of the Company, made advances on behalf of the Company in the form of interest-free loans of $32,200 for lease rental payments and of $11,000 for general and administrative expenses.

On September 28, 2000, the Company entered into a Farmout Agreement, effective as of September 22, 2000, with ST Oil Company, FM Energy LLC, and The Shoreline Companies, LLC (collectively, the "Farmees"). FM Energy is jointly owned by Kim
M. Fuerst and The James E. Moore Revocable Trust, a principal stockholder of the Company, and Mr. Moore, the trustee and sole beneficiary under the Trust, and Mr. Fuerst serve as Co-Chairman of FM Energy. ST Oil has as its Chairman, Chief Executive Officer and principal stockholder J. Samuel Butler, who is also a director and principal stockholder of the Company. F. Robert Tiddens, a director and stockholder of the Company, is the President, Chief Executive Officer and 50% stockholder of The Shoreline Companies. John Green, who is also a director and stockholder of the Company, is a director and 50% stockholder of The Shoreline Companies.

Under the Farmout Agreement, the Company has agreed to assign 50% of its mineral working interests in and to certain oil and gas leases and seismic options covering approximately 61,000 acres of land located in the Paradox Basin in San Juan County, Utah, to the Farmees once they have completed, processed, interpreted and provided the Company with a three-dimensional seismic survey of up to 50 square miles of land covered by such oil and gas leases and seismic options (the "Survey"). The Farmees will bear the entire cost of the Survey, up to a maximum of $1,100,000. The Farmout Agreement also establishes an area of mutual interest (the "AMI") for a term of ten years from the effective date of the Farmout Agreement.

On September 22, 2000, the Company also entered into a Credit Agreement with ST Oil, FM Energy and The Shoreline Companies. The Credit Agreement establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 in the next 12 months. Amounts borrowed under the Credit Agreement bear interest at the rate of 8% per annum. The total balance outstanding under the Credit Agreement will be due and payable in full on the later of September 28, 2001, or the date on which the Seismic Acquisition Agreement between ST Oil, FM Energy and The Shoreline Companies terminates.

In April 2000 the Company had entered into an Option Agreement with ST Oil and Edwards Energy Corporation, a Letter of Intent with FM Energy and a Letter of Intent with The Shoreline Companies, which agreements contemplated a joint venture arrangement to be established by all the parties similar to the arrangement set forth in the Farmout Agreement and the Credit Agreement described above. Pursuant to the terms of the Option Agreement, the Company was paid $24,000 during the last quarter of fiscal 2000 for the option. The option and the letters of intent expired according to their terms on August 30, 2000. The Farmout Agreement and the Credit Agreement reflect the final agreement of the parties regarding the acquisition by ST Oil, FM Energy and The Shoreline Companies of an aggregate 50% of the Company's working interests in certain leases and seismic options in exchange for providing the Company with a seismic survey of certain acreage covered by such leases and options.

OTHER

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

(b)     Reports on Form 8-K

        No current reports on Form 8-K were filed during fiscal 2000.

(c)     The following Financial Statements are filed as part of this Report:

                                                                           PAGE
        Report of Independent Accountants................................

        Consolidated Balance Sheets as of June 30, 2000 and
        June 30, 1999....................................................

        Consolidated  Statements of Operations  for the Years Ended
        June 30, 2000 and June 30, 1999..................................

        Consolidated  Statements of Stockholders' Equity for the
        Years Ended June 30, 2000 and June 30, 1999......................

        Consolidated  Cash Flow  Statements for the Years Ended
        June 30, 2000 and June 30, 1999..................................

        Notes to Consolidated Financial Statements.......................

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

                                      COLORADO WYOMING RESERVE COMPANY


Dated:  10/12/00                      By:  /S/ KIM M. FUERST
                                         --------------------------------------
                                          Kim Fuerst, President and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                      By:  /S/ KIM FUERST
                                         --------------------------------------
                                          Kim Fuerst, President, Chief Executive
Dated:  10/12/00                          Officer, Treasurer and Secretary
        ------------------------          (Principal Executive Officer, Chief
                                          Financial and Accounting Officer)


                                      By:  /S/ J. SAMUEL BUTLER
                                         --------------------------------------
Dated: 10/12/00                           J. Samuel Butler, Director
      --------------------------


                                      By:  /S/ JOHN F. GREENE
                                         --------------------------------------
Dated: 10/12/00                           John F. Greene, Director
      --------------------------


                                      By:  /S/ F. ROBERT TIDDENS
                                         --------------------------------------
Dated: 10/12/00                           F. Robert Tiddens, Director
      --------------------------


                                      By:
                                         --------------------------------------
Dated:                                    Rafiq A. Sayed, Director
       -------------------------


                                      By:  /S/ SYED A DAUD
                                         --------------------------------------
Dated: 10/12/00                           Syed A. Daud, Director
       -------------------------

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION

3.1 Articles of Incorporation, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

3.2 Bylaws, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

10.1 Employment Agreement between the Company and Kim M. Fuerst, dated October 1, 1996, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997, and as amended by Amendment, dated May 17, 1999, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

10.2 Incentive Stock Option Plan, dated October 18, 1996, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

10.3           Incentive Stock Option Agreement between the Company and Kim M.
               Fuerst, dated October 18, 1996, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

10.4 The Company's Equity Incentive Plan, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

10.5 Warrant, dated March 31, 1997, from the Company to Trinity Petroleum Management, LLC, incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

10.6 Agreement for Administrative Services between the Company and Trinity Petroleum Management, LLC, dated as of January 1, 1998, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.7 Agreement for Consulting Services between the Company and Sayed Consulting, Inc., dated as of January 1, 1998, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

10.8 Agreement and Plan of Merger, dated as of February 6, 1998, between the Company, CW Sub, Inc., Shoreline Resource Company, Inc., F. Robert Tiddens, John F. Greene and Cindy L. Stewart, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

10.9 Loan Agreement, dated as of August 25, 1998, between the Company and the James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust"), incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.10 Mortgage, Deed of Trust, Security Agreement and Financing Statement, dated as of August 25, 1998, from the Company to James
               A. Holtkamp, Trustee and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.11. Promissory Note, dated August 25, 1998 in the principal amount of $120,000.00, from the Company to the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.12 Warrant Agreement, dated as of August 25, 1998, between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.13 Registration Rights Agreement, dated as of August 25, 1998, between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.14 Extension, dated as of December 4, 1998, to the Bridge Loan between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.15 Amendment No. 1 to Registration Rights Agreement and Promissory Note, dated as of December 4, 1998, between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.16 Warrant Agreement, dated as of December 4, 1998, between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.17 Offer to Purchase, dated November 2, 1998, from FM Energy, LLC to the Company, incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

10.18 Warrant Agreement, dated December 30, 1998, between the Company and the Trust, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

10.19 Amendment No. 2 to Registration Rights Agreement and Promissory Note, dated as of December 30, 1998, between the Company and the Trust, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

10.20 Promissory Note, dated as of December 30, 1998, in original principal amount of $10,000 from the Trust, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

10.21 Extension, dated as of February 17, 1999, to the Bridge Loan between the Company and the Trust, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

10.22 Extension, dated as of March 31, 1999 to the Bridge Loan between the Company and the Trust, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

10.23 Extension, dated as of April 9, 1999, to the Bridge Loan between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

10.24 Extension, dated as of April 30, 1999, to the Bridge Loan between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

10.25 Extension, dated as of May 17, 1999, to the Bridge Loan between the Company and the Trust, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

10.26 Letter Agreement, dated April 29, 1999, by and between the Company and F. Robert Tiddens.

10.27 Option Agreement, dated May 10, 2000, by and between the Company and ST Oil Company, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

10.28 Letter of Intent, dated May 15, 2000, by and between the Company and FM Energy, LLC, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

10.29 Letter of Intent, dated May 10, 2000, by and between the Company and The Shoreline Companies, LLC, incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

10.30 Farmout Agreement, dated September 22, 2000, by and among the Company, ST Oil Company, FM Energy, LLC and The Shoreline Companies, LLC, incorporated by reference to the Company's Current Report on Form 8-K dated September 22, 2000.

10.31 Credit Agreement, dated September 22, 2000, by and among the Company, ST Oil Company, FM Energy LLC and The Shoreline Companies, LLC, incorporated by reference to the Company's Current Report on Form 8-K dated September 22, 2000.

21             Subsidiaries of the Company:

               Shoreline Resource Company, Inc., a Colorado corporation

23             Consent of Hein + Associates LLP

27             Financial Data Schedule