Form 10QSB
period 2000-09-30
COLORADO WYOMING RESERVE CO
filed 2000-11-14
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NO. 0-09482

                       COLORADO WYOMING RESERVE COMPANY
      (Exact Name of Small Business Issuer as Specified in its Charter)

             WYOMING                               83-0246080
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

   751 HORIZON COURT, SUITE 205                       81506
     GRAND JUNCTION, COLORADO
 (Address of principal executive                   (Zip Code)
             offices)

          (970) 255-9995
   (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes /X/       No / /

There were 10,607,694 shares of the Registrant's $.01 par value common stock outstanding as of November 6, 2000.

Transitional Small Business Disclosure:         Yes / /       No /X/

                        COLORADO WYOMING RESERVE COMPANY
                        (a Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                              $        --
    Trade accounts receivable                                   17,495
                                                           -----------
                                                                17,495
    Prepaid expenses                                             1,500
                                                           -----------
Total current assets                                            18,995

PROPERTY AND EQUIPMENT:
    Unproved oil and gas properties                            546,997
    Other property and equipment                                14,914
                                                           -----------
                                                               561,911

    Less accumulated depreciation, other property and
      equipment                                                (14,104)
                                                           -----------
        Net property and equipment                             547,807
                                                           -----------
Total assets                                                   566,802
                                                           ===========

CURRENT LIABILITIES:
    Trade accounts payable                                     122,999
    Other accrued liabilities                                    5,077
    Related party payables                                     111,292
                                                           -----------
Total current liabilities                                      239,368

EQUITY
    Common Stock, $.01 par value: authorized-
        75,000,000 shares; issued and
        outstanding-10,607,694                                 106,077

    Additional paid-in capital                               5,262,976
    Warrants                                                   148,100
    Accumulated deficit:
        Before entering the development stage               (4,441,242)
        After entering the development stage                  (748,477)
                                                           -----------
                                                            (5,189,719)
                                                           -----------
                                                               327,434
                                                           -----------
Total liabilities and equity                               $   566,802
                                                           ===========

   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (a Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                Period from
                                                       Quarters Ended            January 1,
                                                        September 30,              1999 to
                                                 ----------------------------   September 30,
                                                      2000           1999           2000
                                                 ----------------------------   -------------
REVENUES                                         $         --    $         --    $         --

EXPENSES:
    Exploration cost                                    5,623          16,238         138,983
    Depreciation, depletion and amortization              219           1,113           5,583
    General and administrative                         73,955         104,154         568,140
                                                 ------------    ------------    ------------
Total expenses                                         79,797         121,505         712,706
                                                 ------------    ------------    ------------

Operating loss                                        (79,797)       (121,505)       (712,706)

OTHER INCOME:
    Interest income (expense)                              --           2,304         (34,540)
    Loss on sale of assets                                 --              --          (1,231)
                                                 ------------    ------------    ------------
Loss before income taxes                              (79,797)       (119,201)       (748,477)

Provision for income taxes                                 --              --              --
    Net loss                                     $    (79,797)   $   (119,201)   $   (748,477)
                                                 ============    ============    ============

    Basic and diluted loss per share             $      (0.01)   $      (0.01)
                                                 ============    ============

    Weighted average common shares outstanding     10,607,694      10,589,161
                                                 ============    ============


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (unaudited)

                                                                               Period from
                                                          Quarters Ended        January 1
                                                           September 30,         1999 to
                                                      -----------------------  September 30,
                                                         2000        1999          2000
                                                      -----------------------  -------------
Cash flows from operating activities:
Net loss                                              $ (79,797)   $(119,201)   $(748,477)
    Adjustments to reconcile net loss to net
    used in operating activities:
      Depletion, depreciation and amortization              219        1,113        5,583
      Loss on asset sale                                     --           --        1,231
      Amortization of note payable discount                  --           --       35,000
      Equity issued as compensation                          --           --       21,600

      Changes in current assets and liabilities:
        Receivables                                     (17,495)      (1,904)     (46,569)
        Payables                                         77,097      (11,061)      19,120
        Prepaids                                             --           --        1,724
                                                      ---------    ---------    ---------
Net cash (used in) operating activities                 (19,976)    (131,053)    (710,788)

Cash flows from investing activities:
    Additions to unproved properties                         --       (7,250)     (19,204)
    Unproved property cost recovery                      15,768           --       39,768
    Asset purchases                                          --       (1,269)      (1,269)
    Proceeds from asset sale                                 --           --       (2,354)
                                                      ---------    ---------    ---------
Net cash provided by (used in) investing activities      15,768       (8,519)      16,941

Cash flows from financing activities:
    Advances from shareholder                             4,000           --       36,200
    Sale of common stock                                     --       87,750      784,456
    Repayment of note payable                                --           --     (130,000)
                                                      ---------    ---------    ---------
Net cash provided by financing activities                 4,000       87,750      690,656
                                                      ---------    ---------    ---------

Net (decrease) in cash and equivalents                     (208)     (51,822)      (3,191)
Cash and equivalents at beginning of period                 208      241,455        3,191
                                                      ---------    ---------    ---------

Cash and equivalents at end of period                 $      --    $ 189,633    $      --
                                                      =========    =========    =========


  The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

1.    INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 2000 Form 10-KSB.

2.    DEVELOPMENT STAGE ENTERPRISE

      The Company has no operating revenues as a result of its December 1998 sale of its producing properties. Accordingly, as of January 1, 1999, the Company has re-entered the development stage.

      As more fully discussed in Note 5, during the quarter ended September 30, 2000 the Company entered into a farmout agreement, the primary purpose of which is the development of the Company's unproved acreage.

3.    COMMITMENTS AND CONTINGENCIES

      Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,100 per month and is reimbursed for third party expenses. The Trinity Agreement is on a month-to-month basis and may be terminated by either party upon written notice. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Company's merger with Shoreline Resource Company, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common

      Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

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

5.    FARMOUT AGREEMENT

      On September 28, 2000, the Company entered into a Farmout Agreement, effective as of September 22, 2000, with ST Oil Company, a Nevada corporation ("ST"), FM Energy, LLC ("FM"), a California limited liability company and The Shoreline Companies, LLC, a Colorado limited liability company ("Shoreline") (collectively, the "Farmees"). The Company's Chief Executive Officer and President and certain directors and stockholders of the Company are directors, officers and controlling stockholders of ST, FM, and Shoreline.

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

      On September 28, 2000, the Company also entered into a Credit Agreement ("the Credit Agreement") with ST, FM, and Shoreline. The Credit Agreement establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 in the next 12 months. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. The total balance outstanding under the Credit Agreement will be due and payable in full on the later of September 28, 2001, or the date on which the Seismic Acquisition Agreement between ST, FM, and Shoreline terminates.

      The Farmout Agreement and the Credit Agreement reflect the final agreement of the parties regarding the acquisition by ST, FM, and Shoreline of an aggregate 50% of the Company's working interests in certain leases and seismic options in exchange for providing the Company with a seismic survey of certain acreage covered by such leases and options.

6.    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

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

      The Company does not currently engage in hedging transactions and, thus, believes that these statements will have no material effect on its financial statements.

Effective July 1, 2000 FASB Interpretation No. 44 (the "Interpretation"), Accounting for Certain Transactions Involving Stock Compensation, became effective. Pursuant to the Interpretation provisions, the Company's stock option plan, which had previously been defined as a "fixed plan", became a "variable plan" as a result of certain option repricings which occurred between December 15, 1998 and June 30, 2000. Variable plans are subject to the recognition of "mark-to-market" expense. While the Company did not recognize any mark-to-market expense during the quarter ended September 30, 2000 (since the quoted price for the Company's shares at September 30, 2000 ($.44) was less than the quoted price at July 1, 2000 ($.45)), should the share price be higher at the end of a future quarter than it was at July 1, 2000, the Company would recognize such expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as anticipated revenues and consequences of the Company's inability to raise additional capital. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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

Pursuant to the joint venture mentioned above, the Company purchased a once producing field in North Dakota from a financially distressed entity. The purchase included seven producing wells, a saltwater disposal well and a total of 1,300 acres. Subsequently, an additional 1,700 developmental acres were acquired. However, in order to raise cash to meet its short-term obligations, the Company sold the property during the quarter ended December 31, 1998.

During the quarter ended June 30, 1999, the Company raised approximately $785,000 ($767,000 net of offering costs) in a private equity sale. The proceeds allowed the Company to settle all outstanding payables, and provided funds for recurring administrative costs and the cost of marketing its Paradox Basin Project. The proceeds, together with an advances totaling $36,200 from the Company's president, also allowed the Company to meet delay lease rental obligations

(necessary for the Company to maintain ownership of the leases underlying its Paradox Basin Project) during fiscal 2000 and the first quarter of fiscal 2001. The Company had no cash at September 30, 2000.

As discussed in Note 5 to the Financial Statements, on September 28, 2000, the Company entered into a Credit Agreement ("the Credit Agreement") with various related parties. The Credit Agreement establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 in the next 12 months. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum and will be due no later than September 28, 2001. As of November 8, 2000, the Company had borrowed $80,000 of the $100,000 available under the Credit Agreement.

The Company has a negative working capital balance of approximately $222,000 at September 30, 2000. Accordingly, even after drawing on the funds made available by The Credit Agreement, the Company will have approximately $122,000 of current obligations in excess of available cash. Under the farmout agreement, the Company is obligated to pay its 50% share of all costs associated with maintaining the Paradox Basin property. Further the Company anticipates no revenues for fiscal 2001, and any expenses incurred by the Company will exacerbate its working capital deficit. In order to remedy the existing working capital deficit and to fund future expenditures, the Company will need to raise additional capital through a debt or equity financing. If the Company is not successful in raising additional capital, the Company may have to liquidate on terms unfavorable to its shareholders.

OPERATIONS. Cash used in operating activities was $19,976 for the quarter ended September 30, 2000 versus $131,053 for the comparable 1999 period, a decrease of 85 percent. The decrease exclusive of the effect of changes in current assets and liabilities was 33 percent, such decrease resulting from lower current year general and administrative and exploration costs.

INVESTING. Pursuant to the terms of the farmout agreement (described in Note 5 to the Financial Statements), during the quarter ended September 30, 2000, the Company was reimbursed $15,768 by the farmees for half of the delay rentals the Company had paid on its Paradox Basin property since April 1, 2000. During the quarter ended September 30, 1999, the Company expended $7,250 on it Paradox Basin property.

FINANCING. At June 30, 1999 the Company had a subscriptions receivable balance of $78,500 which was converted to cash during the quarter ended September 30, 2000.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during fiscal 1998 and 1999.

EXPLORATION COSTS. Exploration costs ($5,623 and $16,238 for the quarters ended September 30, 2000 and 1999, respectively) are comprised exclusively of delay rentals in each of the periods presented. Delay rental expense decreased during 2000 as a result of the timing of certain delay rental payments.

GENERAL AND ADMINISTRATIVE EXPENSE. The 29 percent decrease in general and administrative expense from the quarter ended September 30, 1999 to the quarter ended September 30, 2000 (from $104,154 to $73,955) is due to lower contract labor cost offset to some extent by higher legal fees. Additionally, certain costs associated with the fiscal 1999 audit were incurred during September 1999; costs associated with the fiscal 2000 audit were not incurred until October 2000.

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

The Company does not currently engage in hedging transactions and, thus, believes that these statements will have no material effect on its financial statements.

Effective July 1, 2000 FASB Interpretation No. 44 (the "Interpretation"), Accounting for Certain Transactions Involving Stock Compensation, became effective. Pursuant to the Interpretation provisions, the Company's stock option plan, which had previously been defined as a "fixed plan", became a "variable plan" as a result of certain option repricings which occurred between December 15, 1998 and June 30, 2000. Variable plans are subject to the recognition of "mark-to-market" expense. While the Company did not recognize any mark-to-market expense during the quarter ended September 30, 2000 (since the quoted price for the Company's shares at September 30, 2000 ($.44) was less than the quoted price at July 1, 2000 ($.45)), should the share price be higher at the end of a future quarter than it was at July 1, 2000, the Company would recognize such expense.

PART II

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

          None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               27   -   Financial Data Schedule

         (b)   Reports on Form 8-K.

      On September 29, 2000, the Company filed a Form 8-K disclosing its participation in farmout and credit agreements with ST Oil Company, a Nevada corporation, FM Energy, LLC, a California limited liability company, and The Shoreline Companies, LLC, a Colorado limited liability.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLORADO WYOMING RESERVE COMPANY



Dated:  November 10, 2000           By: /s/ KIM M. FUERST
                                       ---------------------------------------
                                       Kim M. Fuerst
                                       President, Chief Executive Officer and
                                       Treasurer
                                       (Principal Executive and Financial
                                       Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

27                Financial Data Schedule