Form 10QSB
period 2000-12-31
COLORADO WYOMING RESERVE CO
filed 2001-03-15
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 0-09482

                        COLORADO WYOMING RESERVE COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 WYOMING                                  83-0246080
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

      751 HORIZON COURT, SUITE 205                          81506
        GRAND JUNCTION, COLORADO
(Address of principal executive offices)                  (Zip Code)

             (970) 255-9995
       (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  /  /      No /X /

There were 10,607,694 shares of the Registrant's $.01 par value common stock outstanding as of February 12, 2001.

Transitional Small Business Disclosure:              Yes  /  /     No /X /

ITEM 1.   FINANCIAL STATEMENTS

                        COLORADO WYOMING RESERVE COMPANY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                                   (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                 $     2,594
  Prepaid expenses                                                1,500
                                                            -----------
Total current assets                                              4,094

PROPERTY AND EQUIPMENT:
  Unproved oil and gas properties                               528,923
  Other property and equipment                                   14,914
                                                            -----------
                                                                543,837

  Less accumulated depreciation, other
    property and equipment                                      (14,210)
                                                            -----------
         Net property and equipment                             529,627
                                                            -----------
Total assets                                                $   533,721
                                                            ===========

CURRENT LIABILITIES:
  Trade accounts payable                                    $   106,274
  Other accrued liabilities                                      10,661
  Related party payables:
    On account                                                  107,215
    Notes                                                        99,000
                                                            -----------
Total current liabilities                                       323,150


EQUITY
  Common Stock, $.01 par value: authorized--
    75,000,000 shares; issued and outstanding--
    10,607,694                                                  106,077
  Additional paid-in capital                                  5,262,976
  Warrants                                                      148,100
  Accumulated deficit:
    Before entering the development stage                    (4,441,242)
    After entering the development stage                       (865,340)
                                                            -----------
                                                             (5,306,582)
                                                            -----------
                                                                210,571
                                                            -----------
Total liabilities and equity                                $   533,721
                                                            ===========


   The accompanying notes are an integral part of these financial statements.

                                       COLORADO WYOMING RESERVE COMPANY
                                       (A Development Stage Enterprise)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)

                                    Three Months Ended                Six Months Ended
                                       December 31,                     December 31,                Period from
                                 ----------------------------    ----------------------------    January 1, 1999 to
                                    2000             1999           2000            1999         December 31, 2000
                                 ----------------------------    ----------------------------    ------------------
REVENUES                         $         --    $         --    $         --    $         --    $         --


EXPENSES
   Exploration cost                    19,048          23,177          24,671          39,415         158,031
   Depreciation,
     depletion and amortization           107           1,254             325           2,367           5,689
   General and administrative          99,561          92,926         173,516         197,080         667,701
                                 ------------    ------------    ------------    ------------    ------------
Total expenses                        118,716         117,357         198,512         238,862         831,421
                                 ------------    ------------    ------------    ------------    ------------

Operating loss                       (118,716)       (117,357)       (198,512)       (238,862)       (831,421)

OTHER INCOME (EXPENSE)
   Interest income
     (expense), net                     1,853           1,857           1,852           4,161         (32,688)
   Loss on sale of assets                  --              --              --              --          (1,231)
                                 ------------    ------------    ------------    ------------    ------------
Loss before income taxes             (116,863)       (115,500)       (196,660)       (234,701)       (865,340)

Provision for income taxes                 --              --              --              --              --
                                 ------------    ------------    ------------    ------------    ------------
   Net loss                      $   (116,863)   $   (115,500)   $   (196,660)   $   (234,701)   $   (865,340)
                                 ============    ============    ============    ============    ============

   Basic and diluted loss
     per share                   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                 ============    ============    ============    ============

    Weighted average common
      shares outstanding           10,607,694      10,607,694      10,607,694      10,598,377
                                 ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                  COLORADO WYOMING RESERVE COMPANY
                                  (A Development Stage Enterprise)
                                  CONSOLIDATED CASH FLOW STATEMENTS
                                             (unaudited)


                                                               Six Months Ended           Period from
                                                                 December 31,          January 1, 1999 to
                                                              2000         1999        December 31, 2000
                                                           -----------------------     ------------------
Cash flows from operating activities:
Net loss                                                   $ 196,660     $(234,701)     $(865,340)
   Adjustments to reconcile net loss to net used in
    operating activities:
    Depletion, depreciation and amortization                     325         2,367          5,689
    Loss (gain) on asset sale                                     --            --          1,231
    Amortization of note payable discount                         --            --         35,000
    Loss from joint venture investment                        18,074            --         18,074
    Equity issued as compensation                                 --            --         21,600

    Changes in current assets and liabilities:
      Receivables                                                 --           240          3,126
      Payables                                                65,878        10,504          7,901
      Prepaids                                                    --         1,725          1,724
                                                           ---------     ---------      ---------
Net cash (used in) operating activities                     (112,383)     (219,865)      (770,995)

Cash flows from investing activities:
   Additions to unproved properties                               --        (7,250)       (19,204)
   Unproved property cost recovery                            15,769            --         39,769
   Asset purchases                                                --        (1,270)        (1,269)
   Proceeds from asset sale                                       --            --         (2,354)
                                                           ---------     ---------      ---------
Net cash provided by (used in) investing activities           15,769        (8,520)        16,942

Cash flows from financing activities:
   Advances from shareholder                                      --            --             --
   Sale of common stock                                           --        87,750        784,456
   Notes payable                                              99,000            --         99,000
   Repayment of note payable                                      --            --       (130,000)
                                                           ---------     ---------      ---------
Net cash provided by financing activities                     99,000        87,750        753,456
                                                           ---------     ---------      ---------

Net increase (decrease) in cash and equivalents                2,386      (140,635)          (597)
Cash and equivalents at beginning of period                      208       241,455          3,191
                                                           ---------     ---------      ---------

Cash and equivalents at end of period                      $   2,594     $ 100,820      $   2,594
                                                           =========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                    PERIODS ENDED December 31, 2000 AND 1999

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

        As more fully discussed in Note 5, during the quarter ended
        September 30, 2000 the Company entered into a farmout agreement, the primary purpose of which is to conduct a seismic shoot on the Company's unproved acreage.

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

5.      FARMOUT AGREEMENT

        On September 28, 2000, the Company entered into a Farmout Agreement ("the Farmount Agreement"), effective as of September 22, 2000, with ST Oil Company, a Nevada corporation ("ST"), FM Energy, LLC ("FM"), a California limited liability company and The Shoreline Companies, LLC, a Colorado limited liability company ("Shoreline") (collectively, the "Farmees"). The Company's Chief Executive Officer and President and certain directors and stockholders of the Company are directors, officers and controlling stockholders of ST, FM, and Shoreline.

        Under the Farmout Agreement, the Company agreed to assign 50% of its mineral working interests in and to certain oil and gas leases and seismic options covering approximately 61,000 acres of land located in the Paradox Basin in San Juan County, Utah, to the Farmees once they have completed, processed, interpreted and provided the Company with a three-dimensional seismic survey of up to 50 square miles of land covered by such oil and gas leases and seismic options (the "Survey"). The Farmees will bear the entire cost of the Survey, up to a maximum of $1,100,000. The Company is not obligated to assign any interests unless and until it has received the Survey in a form reasonably acceptable to it.

        The Farmees have agreed to begin work on the Survey as soon as reasonably practicable and to complete the Survey within 180 days of commencement.

        As of March 7, 2001, the archeological survey (a prerequisite to the seismic shoot) had been completed and the project had been permitted. It is anticipated that the seismic shoot will commence in early April 2001.

        On September 28, 2000, the Farmees deposited $1,000,000 with a managing agent to fund the Survey. Approximately $793,000 remained unspent at December 31, 2000.

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

        On January 28, 2001, the Credit Agreement was modified to increase the principal amount to $110,000.

        The Farmout Agreement and the Credit Agreement reflect the final agreement of the parties regarding the acquisition by ST, FM, and Shoreline of an aggregate 50% of the Company's working interests in certain leases and seismic options in exchange for providing the Company with a seismic survey of certain acreage covered by such leases and options.

        For financial reporting purposes, the Company recognizes 50 percent of the expenses (primarily exploration costs) incurred by the Joint Venture (the "Joint Venture") formed by the Farmout Agreement. The Company will reduce its undeveloped acreage cost by the amount of the Joint Venture expenses recognized in its financial statements until the Company's cost basis in the undeveloped acreage has been reduced by 50 percent. Joint Venture costs recognized by the Company in excess of 50 percent of the undeveloped acreage cost basis will be credited to additional paid in capital.

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

        Effective July 1, 2000 FASB Interpretation No. 44 (the "Interpretation"), Accounting for Certain Transactions Involving Stock Compensation, became effective. Pursuant to the Interpretation provisions, the Company's stock option plan, which had previously been defined as a "fixed plan", became a "variable plan" as a result of certain option repricings which occurred between December 15, 1998 and June 30, 2000. Variable plans are subject to the recognition of "mark-to-market" expense. While the Company did not recognize any mark-to-market expense during the quarters ended September 30 and December 31, 2000 (since the quoted prices for the Company's shares at the end of the respective quarters ($.44 and $.41, respectively) were less than the quoted price at July 1, 2000 ($.45)), should the share price be higher at the end of a future quarter than it was at July 1, 2000, the Company would recognize such expense.

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

As discussed in Note 5 to the Financial Statements, on September 28, 2000, the Company entered into a Credit Agreement ("the Credit Agreement") with various related parties. The Credit Agreement (as amended) establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $110,000, which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 in the 12 months ending September 28, 2001. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum and will be due no later than September 28, 2001. As of December 31, 2000, the Company had borrowed $99,000 of the then $100,000 available under the Credit Agreement.

The Company has a negative working capital balance of approximately $319,000 at December 31, 2000. Accordingly, even after drawing on the additional $10,000 made available to it under the Credit Agreement subsequent to quarter end, the Company will have approximately $309,000 of current obligations in excess of available cash. Under the farmout agreement, the Company is obligated to pay its 50% share of all costs associated with maintaining the Paradox Basin property. Further the Company anticipates no revenues for fiscal 2001, and any expenses incurred by the Company will exacerbate its working capital deficit. In order to remedy the existing working capital deficit and to fund future expenditures, the Company will need to raise additional capital through a debt or equity financing or by selling an additional interest in its Paradox Basin property. If the Company is not successful in raising additional capital, the Company may have to liquidate on terms unfavorable to its shareholders.

OPERATIONS. Cash used in operating activities was $112,383 for the six months ended December 31, 2000 versus $219,865 for the comparable 1999 period, a decrease of 49 percent. The decrease exclusive of the effect of changes in current assets and liabilities was 23 percent, such decrease resulting from lower current year general and administrative and exploration costs.

INVESTING. Pursuant to the terms of the farmout agreement (described in Note 5 to the Financial Statements), during the six months ended December 31, 2000, the Company was reimbursed $15,768 by the farmees for half of the delay rentals the Company had paid on its Paradox Basin property since April 1, 2000. During the six months ended December 31, 1999, the Company expended $7,250 on it Paradox Basin property.

FINANCING. At June 30, 1999 the Company had a subscriptions receivable balance of $78,500 which was converted to cash during the quarter ended September 30, 1999.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during fiscal 1998 and 1999.

EXPLORATION COSTS. Exploration costs are comprised primarily of delay rentals in each of the periods presented. Delay rental expense decreased during 2000 as a result of thc Company having entered into the Farmout Agreement during the quarter ended September 30, 2000. The Farmout Agreement effectively reduces the Company's delay rental obligations by 50 percent.

For financial reporting purposes, the Company recognizes 50 percent of the expenses (primarily exploration costs) incurred by the Joint Venture (the "Joint Venture") formed by the Farmout Agreement. The Company will reduce its undeveloped acreage cost by the amount of the Joint Venture expenses recognized in its financial statements until the Company's cost basis in the undeveloped acreage has been reduced by 50 percent. Joint Venture costs recognized by the Company in excess of 50 percent of the undeveloped acreage cost basis will be credited to additional paid in capital.

GENERAL AND ADMINISTRATIVE EXPENSE. The 12 percent decrease in general and administrative expense from the six months ended December 31, 1999 to the six months ended December 31, 2000 (from $197,080 to $173,516) is due to lower contract labor cost offset to some extent by higher legal fees. The 7 percent increase (from $92,926 to $99,561) in general and administrative expense for the quarter ended December 31, 2000 when compared to the same quarter in 1999 is due primarily the fact that the 1999 audit costs were incurred during the quarter ended September 30, 1999 while the 2000 audit costs were not incurred until the quarter ended December 31, 2000.

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

Effective July 1, 2000 FASB Interpretation No. 44 (the "Interpretation"), Accounting for Certain Transactions Involving Stock Compensation, became effective. Pursuant to the Interpretation provisions, the Company's stock option plan, which had previously been defined as a "fixed plan", became a "variable plan" as a result of certain option repricings which occurred between December 15, 1998 and June 30, 2000. Variable plans are subject to the recognition of "mark-to-market" expense. While the Company did not recognize any mark-to-market expense during the quarters ended September 30 and December 31, 2000 (since the quoted prices for the Company's shares at the end of the respective quarters ($.44 and $.41, respectively) were less than the quoted price at July 1, 2000 ($.45)), should the share price be higher at the end of a future quarter than it was at July 1, 2000, the Company would recognize such expense.

PART II

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

          None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27 - Financial Data Schedule

         (b) Reports on Form 8-K.

             On October 2, 2000, the Company filed a Form 8-K, dated September 22, 2000, disclosing its participation in farmout and credit agreements with ST Oil Company, a Nevada corporation, FM Energy, LLC, a California limited liability company, and The Shoreline Companies, LLC, a Colorado limited liability.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLORADO WYOMING RESERVE COMPANY



Dated:  March 15, 2001                 By: /s/ KIM M. FUERST
                                             -----------------------------------
                                             Kim M. Fuerst
                                             President, Chief Executive Officer
                                             and Treasurer
                                             (Principal Executive and Financial
                                             Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

27                 Financial Data Schedule