Form 10QSB
period 2001-03-31
COLORADO WYOMING RESERVE CO
filed 2001-05-25
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                            Yes /X/       No / /

There were 10,607,694 shares of the Registrant's $.01 par value common stock outstanding as of May 18, 2001.

Transitional Small Business Disclosure:     Yes /X/       No / /

                    COLORADO WYOMING RESERVE COMPANY
                    (a Development Stage Enterprise)
                       CONSOLIDATED BALANCE SHEET
                                   (unaudited)

CURRENT ASSETS:
      Cash and cash equivalents                               $     6,999
      Prepaid expenses                                              1,500
                                                              ------------
Total current assets                                                8,499

PROPERTY AND EQUIPMENT:
      Unproved oil and gas properties                             563,964
      Other property and equipment                                 14,914
                                                              ------------
                                                                  578,878

      Less accumulated depreciation, other property and          (14,316)
      equipment
                                                              ------------
         Net property and equipment                               564,562
                                                              ------------
Total assets                                                  $   573,061

CURRENT LIABILITIES:
      Trade accounts payable                                  $   101,815
      Other accrued liabilities                                    11,104
      Related party payables:
         On account                                               133,113
         Advances from joint venture                               87,009
         Note payable to joint venture                            109,000
                                                              ------------
Total current liabilities                                         442,041


EQUITY
      Common Stock, $.01 par value: authorized--
           75,000,000 shares; issued and outstanding--
           10,607,694                                             106,077
      Additional paid-in capital                                5,336,975
      Warrants                                                    148,100
      Accumulated deficit:
         Before entering the development stage                 (4,441,241)
         After entering the development stage                  (1,018,891)
                                                              ------------
                                                               (5,460,132)
                                                              ------------
                                                                  131,020
                                                              ------------
Total liabilities and equity                                  $   573,061

  The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (a Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                Period
                                                                                                 from
                                                                                              January 1,
                                       Three Months Ended          Nine Months Ended            1999 to
                                            March 31,                   March 31,              March 31,
                                      2001          2000          2001            2000            2001
REVENUES                          $        -    $        -    $         -     $        -     $         -

EXPENSES
   Exploration cost                   40,227        39,112         64,898         78,527         198,256
   Depreciation, depletion
     and amortization                    106           562            431          2,929           5,795
   General and administrative        119,248        79,414        292,764        276,494         786,949
                                  -----------   -----------   ------------    -----------    ------------

Total expenses                       159,581       119,088        358,093        357,950         991,002

                                  -----------   -----------   ------------    -----------    ------------
Operating loss                      (159,581)     (119,088)      (358,093)      (357,950)       (991,002)


OTHER INCOME (EXPENSE)
   Interest income (expense), net      6,030           720          7,882          4,881         (26,658)
   Loss on sale of assets                  -             -              -              -          (1,231)
                                  -----------   -----------   ------------    -----------    ------------
Loss before income taxes            (153,551)     (118,368)      (350,211)      (353,069)     (1,018,891)

Provision for income taxes                 -             -              -              -               -
                                  -----------   -----------   ------------    -----------    ------------
   Net loss                       $ (153,551)   $ (118,368)   $  (350,211)    $ (353,069)    $(1,018,891)
                                  ===========   ===========   ============    ===========    ============

   Basic and diluted              $    (0.01)   $    (0.01)   $     (0.03)    $    (0.03)
   loss per share
                                  ===========   ===========   ============    ===========

   Weighted average common
     shares outstanding           10,607,694    10,607,694     10,607,694     10,601,471
                                  ===========   ===========   ============    ===========

  The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (a Development Stage Enterprise)
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (unaudited)

                                                                             Period
                                                                              from
                                                    Nine Months Ended       January 1,
                                                       March 31, 2001        1999 to
                                                  ----------------------     March 31,
                                                     2001         2000         2001
                                                  ----------------------   ------------
Cash flows from operating activities:
Net loss                                          $(350,211)   $(353,069)  $(1,018,891)
   Adjustments to reconcile net
    loss to net used in operating activities:
   Depletion, depreciation and amortization             431        2,929         5,795
   Loss (gain) on asset sale                              -            -         1,231
   Amortization of note payable discount                  -            -        35,000
   Loss from joint venture investment                43,532            -        43,532
   Equity issued as compensation                     74,000            -        95,600

   Changes in current assets and liabilities:
      Receivables                                         -        2,145         3,126
      Payables                                       87,762       44,311        29,785
      Prepaids                                            -        1,725         1,724
                                                  ----------   ----------  ------------
Net cash (used in) operating activities            (144,486)    (301,959)     (803,098)


Cash flows from investing activities:
   Additions to unproved properties                       -      (19,205)      (19,204)
   Unproved property cost recovery                   15,768            -        39,768
   Asset purchases                                        -       (1,269)       (1,269)
   Proceeds from asset sale                               -            -        (2,354)
                                                  ----------   ----------  ------------
Net cash provided by (used in) investing
 activities                                          15,768      (20,474)       16,941


Cash flows from financing activities:
   Sale of common stock                                   -       87,750       784,456
   Advances from joint venture                       26,509            -        26,509
   Notes payable                                    109,000            -       109,000
   Repayment of note payable                              -            -      (130,000)
                                                  ----------   ----------  ------------
Net cash provided by financing activities           135,509       87,750       789,965
                                                  ----------   ----------  ------------

Net increase (decrease) in cash and                   6,791     (234,683)        3,808
 equivalents
Cash and equivalents at beginning of period             208      241,455         3,191

                                                  ----------   ----------  ------------

Cash and equivalents at end of period             $   6,999    $   6,772   $     6,999

                                                  ==========   ==========  ============

  The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                      PERIODS ENDED March 31, 2001 AND 2000

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

5.    FARMOUT AGREEMENT

      On September 28, 2000, the Company entered into a Farmout Agreement ("the Farmout Agreement"), effective as of September 22, 2000, with ST Oil Company, a Nevada corporation ("ST"), FM Energy, LLC, a California limited liability company whose interests were subsequently assigned to Moore Energy LLC, a California limited liability company ("Moore Energy"), and The Shoreline Companies, LLC, a Colorado limited liability company ("Shoreline") (collectively, the "Farmees"). The Company's Chief Executive Officer and President and certain directors and stockholders of the Company are directors, officers and controlling stockholders of ST, Moore Energy, and Shoreline.

      Under the Farmout Agreement, the Company agreed to assign 50% of its mineral working interests in and to certain oil and gas leases and seismic options covering approximately 61,000 acres of land located in the Paradox Basin in San Juan County, Utah (the "Paradox Project"), to the Farmees once they have completed, processed, interpreted and provided the Company with a three-dimensional seismic survey of up to 50 square miles of land covered by such oil and gas leases and seismic options (the "Survey"). The Farmees will bear the entire cost of the Survey, up to a maximum of $1,100,000. The Company is not obligated to assign any interests unless and until it has received the Survey in a form reasonably acceptable to it.

      Pursuant to the Farmout Agreement terms, on September 28, 2000, the Farmees deposited $1,000,000 with a managing agent to fund the Survey.

      During March 2001, the archeological survey (a prerequisite to the seismic shoot) was completed and in early April the seismic shoot commenced.

      The Farmout Agreement also establishes an area of mutual interest (the "AMI") for a term of ten years from the effective date of the Farmout Agreement. If during the ten-year term, any party to the Farmout Agreement acquires an oil or gas leasehold interest in the AMI, that party must give all other parties the opportunity to participate. During March 2001, the Farmees acquired additional acreage totalling $121,000. While the Company is not obligated to participate in acreage acquisitions made by the Farmees, pursuant to the AMI, the Company plans to participate in such acquisitions and has recorded a $60,500 liability on its March 31, 2001 balance sheet.

      On September 28, 2000, the Company also entered into a Credit Agreement ("the Credit Agreement") with ST, Moore Energy, and Shoreline. The Credit Agreement establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000 (subsequently amended to provide for an advance of $110,000), which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 during the 12 months ending September 27, 2001. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. The total balance outstanding under the Credit Agreement will be due and payable in full on the later of September
      28, 2001, or the date on which the Seismic Acquisition Agreement between ST, Moore Energy, and Shoreline terminates.

      In addition to the $109,000 borrowed by the Company pursuant to the Credit Agreement, at March 31, 2001 the Company owed the Farmees $26,509 for advances made by the Farmees to CWYR for the purpose of making delay lease rental payments. While the Company is not obligated to participate in acreage acquisitions made by the Farmees, pursuant to the AMI the Company anticipates expending approximately $60,500 on such acreage and has recognized the liability for such amount on its March 31, 2001 balance sheet.

      The Farmout Agreement and the Credit Agreement reflect the final agreement of the parties regarding the acquisition by ST, Moore Energy, and Shoreline of an aggregate 50% of the Company's working interests in certain leases and seismic options in exchange for providing the Company with a seismic survey of certain acreage covered by such leases and options.

      For financial reporting purposes, the Company recognizes 50 percent of the expenses (primarily exploration costs) incurred by the Farmees pursuant to the Farmout Agreement. The Company has reduced its undeveloped acreage cost by the amount of such expenses recognized in its financial statements and will continue to do so until the Company's cost basis in the undeveloped acreage has been reduced by 50 percent. Costs under the Farmout Agreement recognized by the Company in excess of 50 percent of the undeveloped acreage cost basis will be credited to additional paid in capital.

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

      Effective July 1, 2000 FASB Interpretation No. 44 (the "Interpretation"), Accounting for Certain Transactions Involving Stock Compensation, became effective. Pursuant to the Interpretation provisions, the Company's stock option plan, which had previously been defined as a "fixed plan", became a "variable plan" as a result of certain option repricings which occurred between December 15, 1998 and June 30, 2000. Variable plans are subject to the recognition of "mark-to-market" expense. While the Company did not recognize any mark-to-market expense during the quarters ended September 30, December 31, 2000 and March 31, 2001 (since the quoted prices for the Company's shares at the end of the respective quarters ($.44, $.41 and $.31 respectively) were less than the quoted price at July 1, 2000 ($.45)), should the share price be higher at the end of a future quarter than it was at July 1, 2000, the Company would recognize such expense.

7.    Subsequent Event:

      Effective March 1, 2001, the Company sold working interests totalling an aggregate 7.5 percent working interest in the Paradox Project to three related parties, including ST (a 3 percent interest), Moore Energy
      (a 3 percent interest), and Shoreline (a 1.5 percent interest), for $150,000. The sale reduced the Company's interest in the Paradox
      Project to 42.5 percent.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as anticipated revenues, anticipated expenditures on acreage acquisitions and operating expenses, anticipated deficit, and consequences of the Company's inability to raise additional capital. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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

During the quarter ended June 30, 1999, the Company raised approximately $785,000 ($767,000 net of offering costs) in a private equity sale. The proceeds allowed the Company to settle all outstanding payables, and provided funds for recurring administrative costs and the cost of marketing its Paradox Basin Project. The proceeds, together with advances totaling $36,200 from the Company's president, also allowed the Company to meet delay lease rental obligations (necessary for the Company to maintain ownership of the leases underlying its Paradox Basin Project) during fiscal 2000 and the first quarter of fiscal 2001.

As discussed in Note 5 to the Financial Statements, on September 28, 2000, the Company entered into a Credit Agreement ("the Credit Agreement") with various related parties ("the Farmees"). The Credit Agreement (as amended) establishes a revolving line of credit for the Company in an aggregate principal amount not to exceed $110,000, which will be decreased by the amount of any funds privately raised by the Company in excess of $100,000 in the 12 months ending September 28, 2001. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum and will be due no later than September 28, 2001. Of the $110,000 available under the credit line, $109,000 had been borrowed by the Company at March 31, 2001.

In addition to the $109,000 borrowed by the Company pursuant to the Credit Agreement, at March 31, 2001 the Company owed the Farmees $26,509 for advances made to it for the purpose of making delay lease rental payments.

During March 2001, the Farmees acquired additional acreage totalling $121,000. While the Company is not obligated to participate in acreage acquisitions made by the Farmees, the Company plans to participate in such acquisitions and has recorded a $60,500 liability for such amount on its March 31, 2001 balance sheet.

The Company had a negative working capital balance of approximately $434,000 at March 31, 2001. In order to partially address its working capital deficit, on May 7, 2001 CWYR sold a 7.5 percent working interest in the Paradox Project (reducing the Company's interest in the Paradox Project to 42.5 percent) to ST Oil Company (a 3 percent interest), Moore Energy (a 3 percent interest) and
The Shoreline Companies, LLC (a 1.5 percent interest) for $150,000. It is anticipated that the cash received for the interest will be sufficient to allow the Company to maintain day-to-day operations through the completion of the seismic shoot on the Company's Paradox Basin acreage. However, the Company still has a negative working capital balance of $284,000 after allowing for the $150,000 in proceeds from the property sale. Further, since the Company has no revenues, it is anticipated that the deficit will continue to increase. Accordingly, in order to remedy the working capital deficit and to fund future expenditures, the Company will need to raise additional capital through a debt or equity financing, by selling an additional interest in its Paradox Basin property, (the value of which is contingent upon results of the seismic survey) and/or by selling rights to the seismic information. If the Company is not successful in raising additional capital, the Company may have to liquidate on terms unfavorable to its shareholders.

OPERATIONS. Cash used in operating activities was $144,486 for the nine months ended March 31, 2001 versus $301,959 for the comparable 2000 period, a decrease of 52 percent. The decrease was attributed to (i) an increase in accounts payable by $43,000, (ii) lower current year general and administrative and (iii) less cash expended on exploration costs by the Company (as the Farmees were funding exploration costs pursuant to the Farmout Agreement).

INVESTING. During the nine months ended March 31, 2001, the Company was reimbursed $15,768 by the Farmees for their share of delay lease rentals paid by the Company from April 1, 2000 through the date of the Farmout Agreement. During the nine months ended March 31, 2000, the Company expended $19,205 on lease acquisitions in the Paradox Basin. The Company spent no cash on property acquisitions during the nine months ended March 31, 2001.

FINANCING. During the nine months ended March 31, 2001, the Company borrowed $109,000 under the terms of the Credit Agreement entered into as part of the Farmout Agreement governing the Paradox Basin property. In addition to the amounts borrowed under the Credit Agreement, an additional $26,509 was advanced by the Farmees to the Company for the purpose of making delay lease rental payments. At June 30, 1999 the Company had a subscriptions receivable balance of $78,500 which was converted to cash during the nine months ended March 31, 2000.

RESULTS OF OPERATIONS

OIL AND GAS OPERATIONS. The Company's producing properties began losing money during fiscal 1998. For this reason, and due to the Company's lack of liquidity, all of the Company's producing properties were sold during fiscal 1998 and 1999.

EXPLORATION COSTS. Exploration costs are comprised of delay lease rentals paid at 100% by the Company during the nine months ended March 31, 2000, and paid at 50% by the Company from the date of the Farmout Agreement through March 31, 2001. Additionally, during the quarter and nine months ended March 31, 2001, the Company recognized as exploration costs its prorata share of costs incurred by the Farmees in preparation for the Paradox Basin seismic survey.

For financial reporting purposes, the Company recognizes 50 percent of the expenses (primarily exploration costs) incurred by the Farmees pursuant to the Farmout Agreement. The Company reduces its undeveloped acreage cost by the amount of such expenses recognized in its financial statements until the Company's cost basis in the undeveloped acreage has been reduced by 50 percent. Costs under the Farmout Agreement recognized by the Company in excess of 50 percent of the undeveloped acreage cost basis will be credited to additional paid in capital.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased six percent and 50 percent, respectively, for the nine months and quarter ended March 31, 2001 when compared to the respective year earlier periods. The increase resulted from the recognition of $74,000 of expense related to the issuance of equity as compensation. However, general and administrative expense exclusive of equity issued as compensation expense decreased by 21 percent from the nine months ended March 31, 2001 to the nine months ended March 31, 2000 (from $276,494 to $218,764) and by 43 percent (from $79,414 to $45,248) for the quarter ended March 31, 2001 when compared to the same quarter in 2000 due to lower contract labor cost offset to some extent by higher legal fees.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               10.1 Purchase and Sale Agreement, dated effective March 1, 2001, by and between the Company and S T Oil Company

               10.2 Purchase and Sale Agreement, dated effective March 1, 2001, by and between the Company and The Shoreline Companies

               10.3 Purchase and Sale Agreement, dated effective March 1, 2001, by and between the Company and Moore Energy LLC

         (b)   Reports on Form 8-K.

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLORADO WYOMING RESERVE COMPANY



Dated:  May 21, 2001                By: /s/ KIM M. FUERST
                                       ----------------------------------------
                                        Kim M. Fuerst
                                        President, Chief Executive Officer and
                                        Treasurer
                                        (Principal Executive and Financial
                                         Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

10.1 Purchase and Sale Agreement, dated effective March 1, 2001, by and between the Company and S T Oil Company

10.2 Purchase and Sale Agreement, dated effective March 1, 2001, by and between the Company and The Shoreline Companies

10.3 Purchase and Sale Agreement, dated effective March 1, 2001, by and between the Company and Moore Energy LLC