Form 10KSB
period 2001-06-30
COLORADO WYOMING RESERVE CO
filed 2001-12-04
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001                       File No. 0-09482

                       COLORADO WYOMING RESERVE COMPANY
         (Name of Small Business Issuer as Specified in its Charter)


                WYOMING                             83-0246080
    (State of other jurisdiction of              (I.R.S. Employer
             incorporation)                    Identification No.)



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

            YES             NO    X
                -------        -------

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

As of October 23, 2001, 10,607,694 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,485,911 based on the closing price of the Company's Common Stock of $0.25, as reported by the NASD on the OTC Bulletin Board System on October 23, 2001.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Colorado Wyoming Reserve Company ("CWYR" or the "Company"), with its principal office located at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506, telephone number (970) 255-9995, was incorporated as a Wyoming corporation on November 7, 1979.

The Company is an oil and natural gas exploration company with a geographical focus in the Rocky Mountain region of the western United States. The Company's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of three-dimensional ("3-D") geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands. None of the Company's properties are in production, and consequently, the Company has no operating income or cash flow.

STRATEGY

The Company is currently focusing its exploratory efforts on its mineral interests in approximately 64,000 gross leased acres (approximately 25,500 net leased acres) in the central Paradox Basin of southeastern Utah (the "Paradox Basin Project" or the "Project"). During fiscal 2001, the Company obtained a 3-D seismic survey (the "Seismic Survey") covering a 26 square mile portion of its Paradox Basin leasehold position. The survey results indicate that further exploratory work is warranted on the Paradox Basin Project. Together with its joint venture partners, CWYR plans to market the Project to third parties. Based upon the results of these marketing efforts, CWYR and its joint venture partners will decide whether to sell the project, to find an industry partner with whom to enter into a farmout agreement to pay the cost of one or more exploratory wells and additional seismic work, or to develop the Paradox Basin Project on their own. CWYR intends to raise additional capital in order to be able to participate in the next phase of development of the Paradox Basin Project.

FARMOUT AGREEMENT

The Company entered into a farmout agreement (the "Farmout Agreement") with ST Oil Company ("ST Oil"), FM Energy, LLC (whose rights and interest were subsequently assigned to Moore Energy LLC ("Moore Energy")) and The Shoreline Companies, LLC, ("Shoreline") (collectively, "the Farmees"), effective September 22, 2000, to finance exploration of the Paradox Basin Project. Certain directors and stockholders of the Company are directors, officers and controlling stockholders of ST Oil, Moore Energy and Shoreline. Under the Farmout Agreement, the Company assigned 50 percent of its mineral working interests in the Paradox Basin Project to the Farmees in exchange for the Seismic Survey. Prior to the commencement of the Seismic Survey, the Company sold an additional 7.5 percent of its mineral working interests to the Farmees in February 2001 for $150,000. The purchase price was determined using the same valuation of the Paradox Basin Project as was used in the Farmout Agreement. The cost of completing, processing and interpreting the Seismic Survey of approximately $1.1 million was borne by the Farmees.

The Farmout Agreement requires the Company to bear 42.5 percent of the cost of maintaining the Paradox Basin Project leasehold, which cost is estimated at approximately $33,000 per year. The Company currently has no funds available to meet this obligation, and its interest in the Project consequently could be reduced or eliminated.

The Farmout Agreement establishes an area of mutual interest (the "AMI") until September 22, 2010. If during the ten-year term of the AMI, any party to the Farmout Agreement acquires an oil or gas leasehold interest in the AMI, that party must give all the other parties the opportunity to participate. The acquiring party must notify all other parties of the acquisition, and each recipient of this notice has thirty (30) days to notify the acquiring party of its election to participate or not participate. If a party elects to participate, the acquiring party must promptly assign to the party an interest in the leasehold interest proportionate to the party's interest under the Farmout Agreement. While there can be no assurance that the Company will have the funds to participate in future AMI acquisitions, it did participate during fiscal 2001, spending $54,000 on additional leases.

No decision can be made regarding the next phase of the Paradox Basin Project without the approval of the Farmees and CWYR holding an aggregate 80 percent interest in the Paradox Basin Project. In the event the Company and the Farmees decide not to accept any industry proposal to purchase or develop the Paradox Basin Project, or if no industry proposals are received, one or more of the parties may notify the other parties that it desires to drill one or more wells on the Project. If the Farmees and Company cannot reach agreement as to a drilling program, the party or parties wishing to drill ("the Consenting Parties") are required to provide written notice to the other parties ("the Nonconsenting Parties") of the their intention to drill. The Nonconsenting Parties then have 30 days to notify the Consenting Parties of their election to participate or not to participate in the drilling program. Nonconsenting Parties who elect not to participate in the drilling are required to farmout their interest(s) to the Consenting Parties under standard industry terms and conditions, thereby reducing their percentage interest in the Project.

CREDIT AGREEMENT

In September 2000, the Company also entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of eight percent per annum. At June 30, 2001 the Company had a balance owing the Farmees of $130,509. During July 2001, the Company repaid $20,509 of the amount borrowed, reducing the balance owing to the $110,000 specified in the Credit Agreement. The note was due and payable in full on September 28, 2001, and remains unpaid as of November 30, 2001.

EQUIPMENT

The Company currently owns only leasehold interests in undeveloped acreage in the Paradox Basin. CWYR owns no drilling rigs, and drilling, if any, will be accomplished by independent contractors, typically on a footage or day rate basis, for which the Company may bear the risks of fire, blowout or other catastrophe to its property.

COMPETITION

There is significant competition for the acquisition of properties capable of producing oil and gas, as well as for the equipment and labor required to explore, develop and operate such properties. Most of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete with those companies, especially in the acquisition of attractive oil and gas properties.

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

Sales of crude oil, condensate and gas liquids are currently not subject to federal regulation and are made at market prices. The state of Utah, in which the Company's Paradox Basin Project is located, regulates the production of natural gas and oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and other resources. Such provisions may restrict the number of wells that may be drilled on a particular lease or in a particular field. Recent trends indicate increased state and local regulation of oil and gas activities and pipeline operations which could impact operations on the Paradox Basin Project if an oil and gas prospect is discovered and developed; however, these impacts are not expected to be significant.

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

EMPLOYEES

As of November 30, 2001, the Company had one part-time employee. The Company employs consultants as needed.



                                  RISK FACTORS

THE COMPANY HAS NO CASH, NO OPERATIONS AND NO REVENUES AND COULD BE FORCED TO LIQUIDATE; AS A RESULT, STOCKHOLDERS MAY SUFFER A COMPLETE LOSS OF THEIR INVESTMENT.

CWYR has a history of operating losses, and it is anticipated that those losses will continue for the foreseeable future. The Company continues to incur costs related to maintaining its interests in its properties as well as general and administrative costs. In addition, CWYR will require substantial additional capital to further explore and develop its properties and to acquire additional properties. The Company currently has no cash. The Company does not currently have, nor does it anticipate having, any producing properties in the foreseeable future, and therefore, CWYR has no prospects for a positive revenue stream. The Company is in default for nonpayment of its $110,000 loan under the Credit Agreement. The Company will need to raise additional capital through a debt or equity financing in the immediate future in order to fund its share of maintaining and marketing the Paradox Basin Project, to acquire additional properties pursuant to the AMI provision of the Farmout Agreement or otherwise, to cover its general and administrative expenses and to repay outstanding indebtedness. If the Company is successful in raising additional equity capital, a substantial discount to prevailing market prices may be required, resulting in significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining additional financing on terms acceptable to it, if at all. The Company's failure to obtain additional financing would have a material adverse effect on the Company's business and financial position, and, as a result, CWYR may have to liquidate and stockholders may suffer a complete loss of their investment.

THE COMPANY IS DEPENDENT ON A SINGLE PROJECT; IF THE PARADOX BASIN PROJECT IS NOT SUCCESSFUL, THE COMPANY WOULD BE MATERIALLY ADVERSELY AFFECTED.

CWYR's only properties are its mineral interests in the Paradox Basin. The Company, together with the Farmees, must reach agreement on how to proceed with the Paradox Basin Project. The results of the Seismic Survey indicate that additional exploratory work is warranted. The Company may not be able to fund its share of developing the

Project and its interest in the Project could consequently be reduced or forfeited. The Company may expend significant funds only to determine that the properties do not contain reserves. If the Company's exploration efforts on the Paradox Basin Project fail, the Company could be forced to liquidate and stockholders may suffer a complete loss of their investment.

THE COMPANY'S EXPLORATION ACTIVITIES ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK.

CWYR currently is spending its entire capital budget on exploration of one project. Exploration activities are speculative and involve substantially more risk than development or exploitation activities. Even when fully utilized and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not conclusively allow the interpreter to know if hydrocarbons will in fact be present in such structures. In addition, the use of 3-D seismic data and such technologies requires greater predrilling expenditures than traditional drilling strategies. Additionally, market forces could increase the costs of further exploration to make it prohibitive. Because the Company has only one exploration project, any exploration failure could force the Company to liquidate.

ONE OF THE COMPANY'S MANY CREDITORS COULD FORCE IT INTO BANKRUPTCY.

The Company has significant liabilities and numerous creditors, some of whom are parties to the Farmout Agreement. A creditor or group of creditors could force the Company into bankruptcy. The Company may be forced to liquidate and stockholders may suffer a complete loss of their investment.

THE UNCERTAINTY OF OIL AND NATURAL GAS PRICES MAY ADVERSELY EFFECT CWYR'S ABILITY TO RAISE ADDITIONAL CAPITAL.

For much of the past decade, the prices for oil and natural gas have been extremely volatile. It is anticipated that such prices will continue to be volatile in the foreseeable future. In general, prices of oil, gas and natural gas liquids are dependent upon numerous external factors such as weather, various economic, political and regulatory developments and competition from other sources of energy. The unsettled nature of the energy market and the unpredictability of worldwide political developments, including, for example, actions of OPEC members, make it particularly difficult to estimate future prices. Any substantial price erosion for an extended period of time would have a material adverse effect on CWYR's ability to raise additional capital in the future to fund the Company's exploration activities and could harm the Company's business and financial condition.

CWYR COMPETES AGAINST LARGER, BETTER FINANCED AND MORE EXPERIENCED COMPANIES.

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

THE ABSENCE OF A LIQUID MARKET FOR CWYR COMMON STOCK COULD HARM THE ABILITY OF STOCKHOLDERS TO SELL SHARES OF CWYR COMMON STOCK.

Due to the Company's extended delay in filing its Annual Report on Form 10-KSB for the year ended June 30, 2001, the National Association of Securities Dealers (the "NASD") has removed the Company from the OTC Bulletin Board System ("OTCBBS"). Because the Company's Common Stock, par value $0.01 per share ("Common Stock"), is not able to trade on the OTCBBS, stockholders may be unable to sell their shares of Common Stock.

The Company is delinquent in filing its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, and as a result, the Company may not be able to trade on the "pink sheets" maintained by Pink Sheets LLC. This market is thinly traded and lacks the liquidity of other public markets with which some investors have more experience. There is no assurance that a more liquid trading market will develop or, if developed, would be sustained. Stockholders may be unable to sell their shares of Common Stock. Furthermore, it is unlikely that a lending institution would accept Common Stock as pledged collateral for loans unless a regular trading market develops.

THE COMPANY'S DELINQUENCY IN FILING EXCHANGE ACT REPORTS COULD LIMIT THE ABILITY OF STOCKHOLDERS TO SELL RESTRICTED SHARES OF CWYR COMMON STOCK.

The Company was delinquent in filing its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 1999 and 2001 and its Quarterly Reports on Form 10-QSB for the quarters ended December 31, 1999, March 31, 2000, December 31, 2000, March 31, 2001 and September 30, 2001. The Company's delinquency in filing such reports could have an impact on the ability of its stockholders to sell restricted shares of Common Stock pursuant to the exemption from registration provided by Rule 144 of the Securities Act of 1933, as amended.

LIMITED SHARE TRADING, STOCK PRICE VOLATILITY AND FUTURE ISSUANCES COULD ADVERSELY AFFECT THE PRICE OF CWYR COMMON STOCK.

Historically, trading in the Company's stock has been sporadic and the stock price has been volatile. Sales of substantial amounts of Common Stock by CWYR's principal stockholders in the public market could adversely affect the prevailing market price of the Common Stock. In addition, CWYR has granted options and issued warrants to purchase 3,090,000 shares of Common Stock, all of which are presently exercisable. Future issuances upon exercise of options or warrants could cause substantial dilution to stockholders.

THE COMPANY'S EXPLORATION ACTIVITIES ARE CONTROLLED BY THIRD PARTIES.

The Company's current exploration activities are being conducted and controlled by third parties. The Company has a minority interest in the Paradox Basin Project, so its ability to control the future exploration activities under the Farmout Agreement is limited.

CONFLICTS OF INTEREST MAY HARM THE INTERESTS OF STOCKHOLDERS.

J. Samuel Butler, F. Robert Tiddens and John F. Greene, all directors and stockholders of the Company, are officers, directors and/or stockholders of the Farmees under the Farmout Agreement. The Company is in default on payment of the $110,000 loan from the Farmees pursuant to the terms of the Credit Agreement. In addition Mr. Butler is the President of Trinity Petroleum Management, LLC ("Trinity"), a privately-held company providing accounting and other administrative services to CWYR. See Item 12, "Certain Relationships and Related Transactions." The continuation of certain related party transactions and the interests that the Company's directors and stockholders have in other enterprises, including the Farmees, may result in conflicts of interest between the Company and such individuals. For example, the ownership interests of the Farmees in the Paradox Basin Project would increase if the Company fails to fund it share of maintaining the project. Conflicts of interest may not be resolved in a manner favorable to the Company.

CONTROL BY INSIDERS MAY PREVENT A CHANGE IN CONTROL OR ASSET SALE THAT WOULD BE IN THE BEST INTERESTS OF STOCKHOLDERS.

Of the Company's shares of Common Stock currently outstanding, approximately 55 percent is held by the Company's directors, officer and affiliates. In addition, options or warrants for 2,080,000 shares of Common Stock have been granted to the Company's directors, officer and affiliates, all of which are currently outstanding and presently exercisable. If all such currently exercisable options were exercised, the Company's directors, officers and affiliates would beneficially own approximately 62 percent of the total outstanding shares of Common Stock of CWYR. Consequently, they are able to exercise significant control over all matters requiring stockholder approval. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of CWYR or a sale of CWYR's assets.

TITLE TO CWYR'S PROPERTY MAY BE DEFECTIVE AND MAY BE CHALLENGED.

Title matters relating to oil and gas properties can be subject to some doubt. In most states, it is not possible or customary in the oil and gas industry to purchase title insurance. The decision of whether or not to expend funds for additional title work is made by management on a case-by-case basis. In some cases, title may be found to be defective and the cost to cure title may be prohibitive. The validity of the Company's title to its property may be challenged, which could result in expensive and time consuming litigation.

COST OF COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD BE MATERIAL.

CWYR's business is subject to federal, state and local laws and regulations relating to the exploration for and the production, transportation and sale of natural gas and oil. Although CWYR believes it is in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

LEGISLATIVE CHANGES TO ENVIRONMENTAL REGULATIONS COULD ADVERSELY AFFECT CWYR'S BUSINESS.

CWYR's business is subject to complex environmental laws and regulations adopted by federal, state and local governmental authorities. Environmental laws and regulations are frequently changed. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The discharge of natural gas, oil or other pollutants into the air, soil or water may give rise to significant liabilities on the part of CWYR to the government and third parties and may require CWYR to incur substantial costs of remediation. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not substantially harm CWYR's financial condition and results of operations.

THE ABILITY OF CWYR AND STOCKHOLDERS TO OBTAIN DAMAGES FROM DIRECTORS IS
LIMITED.

The liability of a director to CWYR or any stockholder for monetary damages for breach of his fiduciary duties as a director is limited by CWYR's Articles of Incorporation, with certain exceptions. In addition, CWYR will provide officers and directors the maximum indemnification allowable from time to time under Wyoming law. These provisions limit CWYR's and its stockholders' ability to obtain damages or other relief from its officers and directors in the event of a claimed wrongdoing.

THE ADDED DISCLOSURE REQUIREMENTS UNDER THE PENNY STOCK RULES COULD ADVERSELY AFFECT THE ABILITY OF STOCKHOLDERS TO SELL CWYR COMMON STOCK.

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

ITEM 2.     PROPERTIES

The Company's Paradox Basin Project consists of mineral interests in approximately 64,000 gross leased acres (approximately 25,500 net leased acres) in San Juan County in southeastern Utah. During fiscal 2001, the Company obtained the Seismic Survey covering a 26 square mile portion of its Paradox Basin leasehold position. Analysis of the data confirmed the existence of drillable prospects previously identified by two dimensional ("2-D") seismic as well as the identification of prospects not previously defined. Additionally, the Seismic Survey confirmed that 3-D Vibroseis, a technique that is considerably less expensive than the traditional dynamite energy source, can be used effectively in many areas of the Paradox Basin Project.

The Seismic Survey was located and conducted in an area where Pennsylvanian aged prospects were previously identified by 2-D seismic. Many analog Pennsylvanian fields produce in the Paradox Basin south of the Company's project area. Due to the lack of sub-surface well control and complex geology, drilling these prospects based on 2-D seismic entails significant risk. The Company obtained the Seismic Survey to delineate prospects and to identify other potential hydrocarbon formations. As a result of the Seismic Survey, several Pennsylvanian prospects were delineated and two separate Pennsylvanian zones were identified as being potentially productive. Additionally, two deeper Mississippian zone locations were found to be prospective. Analysis of the seismic led to the inference of closed carbonate structures and faulting in the Mississippian. The Lisbon Field, a Mississippian carbonate unit less than 10 miles from the Company's project area, has produced over 50 million barrels of oil and 580 billion cubic feet of gas. There can be no assurance that reserves will be found at the Paradox Basin Project.

The Company is still evaluating its options with respect to the next phase of Project development. See Management's Discussion and Analysis or Plan of Operation.

ACREAGE

The following table sets forth the Company's approximate working interest in undeveloped acreage, all of which is located in the central Paradox Basin, San Juan County, Utah, at June 30, 2001:

                                          Undeveloped  Acreage
                                             Gross       Net
                                          ----------  ---------
                     Utah                   64,000     25,500

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

PRODUCING WELLS

CWYR owned no productive oil and gas wells or developed acreage at June 30, 2001.

OTHER

During fiscal 2001 and 2000:

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

o    The Company sold no oil or gas.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year covered by this Annual Report on Form 10-KSB, no matter was submitted to a vote of CWYR's security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.     MARKET FOR  COMPANY'S  COMMON  STOCK AND RELATED  SECURITY  HOLDER
            MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock was traded on the NASD's Over-the-Counter Bulletin Board System (the "OTCBB") until November 20, 2001. There currently is no public trading market for the Common Stock. The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD in the over-the-counter market for the periods indicated. The bid prices represent prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of CWYR has been minimal.


                  For the Quarter Ended        Low        High
                ---------------------------  ---------  --------
                September 30, 1999           $ .75      $   1.13
                December 31, 1999            $ .31      $   1.25
                March 31, 2000               $ .38      $   1.00
                June 30, 2000                $ .38      $   1.00
                September 30, 2000           $ .22      $   1.00
                December 31, 2000            $ .25      $    .66
                March 31, 2001               $ .28      $    .50
                June 30, 2001                $ .26      $    .75

The number of record holders of Common Stock of CWYR as of October 29, 2001, was 2,756. The closing price as of that date, as quoted by the OTCBB under the symbol "CWYR," was $0.25.

No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2001.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This annual report on Form 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, particularly its ability to raise capital sufficient enough to repay outstanding indebtedness, to fund its share of maintaining and marketing the Project and to participate in future Paradox Basin activities, the Company's use of proceeds from any financing or sale of its interest, the Company's beliefs regarding the results of the Seismic Survey and the next phase of development, volatility of Common Stock prices, anticipated lack of revenues, anticipated losses, plans to market the Project to third parties and the effect of the application of certain accounting rules. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts, regulatory developments and the factors identified in ITEM 1 - BUSINESS - RISK FACTORS. Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included or incorporated by reference in this Form 10-KSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PLAN OF OPERATIONS

At November 30, 2001, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

In accordance with the terms of the Farmout Agreement, the Farmees have provided interpreted seismic data to the Company, and the Company has, in turn, made assignments of the respective leasehold ownership interests to the Farmees. Based on the results of the Seismic Survey, the Company believes that exploratory test wells are warranted on at least three prospects. As the Seismic Survey covered less than one-third of CWYR's acreage position, the Company also believes additional acreage should be surveyed. The Company and the Farmees plan to present the Paradox Basin Project to qualified industry companies for the purpose of determining the market value of the project and the terms on which an industry partner might be brought into the Project. The Company believes that the next phase of Project development is the drilling of an exploratory well on the Project and conducting a seismic shoot on prospects not included in the first shoot. No decision can be made regarding the next phase of development of the Paradox Basin Project without the approval of CWYR and the Farmees holding an aggregate 80 percent interest in the Paradox Basin Project. In addition to the implications of the Farmout Agreement on the decision, the Company's current lack of capital limits the options available to it.

The Company and the Farmees may elect to sell the Paradox Basin Project for cash and to retain an overriding royalty interest in the Project. This option would require the Company to raise capital sufficient to fund its share of the costs of maintaining and marketing the Project, to pay its existing creditors and to run day-to-day operations until the Project is sold. Alternatively, the Company and the Farmees could enter into a farmout agreement with an industry partner whereby the industry partner pays all the cost of one or more exploratory wells and possibly a second seismic shoot. The Company would need to raise additional capital sufficient to fund its share of the drilling of future exploratory and development wells. Finally, the Company and the Farmees could decide to participate in the drilling of the initial exploratory well and all future drilling and seismic shoots. This third option would require extensive capital.

The Company plans to raise funds to meet its obligation to fund its 42.5 percent share of the costs of maintaining the Paradox Basin Project leasehold (estimated at $33,000 per year) and the costs of marketing the Project, to repay the $110,000 borrowed under the Credit Agreement and due and payable in full on September 28, 2001, and to pay existing accounts payable. If the Company is not successful in raising additional capital to fund its short term needs, the Company may have to liquidate and stockholders may suffer a complete loss of their investment.

If the Company and the Farmees elect to sell the property, the Company intends to use its share of the proceeds to pay outstanding obligations, including the $110,000 due under the Credit Agreement and existing accounts payable. Remaining proceeds, if any, may be used to purchase new oil and gas leases. If the joint venture elects to enter into a farmout agreement with an industry partner or to drill an exploratory well or wells, the Company would need significant additional financing. If an industry partner is brought in to drill or if the Company is not successful in raising additional capital, its interests in the Project would be further reduced. The failure to raise additional capital could also lead to forfeiture of the Company's interest in the Project.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company does not expect to be affected by either SFAS Nos. 141 or 142.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

While the Company presently has no assets that would be affected by SFAS No. 143, should producing wells be drilled on the Paradox Basin acreage, the estimated abandonment cost of such wells could be subject to SFAS No. 143. However, the financial statement impact cannot be estimated at present.

In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

In March 2000 the FASB adopted FASB Interpretation No. 44, Accounting for Certain Transactions including Stock Compensation. Accordingly, beginning with the first quarter of fiscal 2001, the Company was required to value any options repriced subsequent to December 15, 1998 as if the options were granted pursuant to a variable stock plan.

ITEM 7.     FINANCIAL STATEMENTS

                                                                         PAGE

Independent Auditor's Report.......................................       14

Consolidated Balance Sheet as of June 30, 2001.....................       15

Consolidated Statements of Operations for the Years Ended June 30,
2001 and June 30, 2000 and the Period from January 1, 1999 through
June 30, 2001......................................................       16

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2001 and June 30, 2000..............................       17

Consolidated Cash Flow Statements for the Years Ended June 30,
2001 and June 30, 2000 and the Period from January 1, 1999 through
June 30, 2001......................................................       18

Notes to the Consolidated Financial Statements.....................       19

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Colorado Wyoming Reserve Company
Grand Junction, Colorado


We have audited the accompanying consolidated balance sheet of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2001, the related consolidated statements of stockholders' equity for each of the years in the two-year period ended June 30, 2001 and the consolidated statements of operations, and cash flows for each of the years in the two-year period ended June 30, 2001 and the period from January 1, 1999 to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2001 and the period from January 1, 1999 to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



HEIN + ASSOCIATES LLP


Denver, Colorado
October 10, 2001

                        COLORADO WYOMING RESERVE COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001


CURRENT ASSETS:
   Cash and cash equivalents                         $  72,711
   Accounts receivable                                   2,522
                                                     -----------
Total current assets                                    75,233

PROPERTY AND EQUIPMENT:
   Unproved oil and gas properties                      89,006
   Other property and equipment                         14,914
                                                     -----------
                                                       103,920

   Less accumulated depreciation, other property
    and equipment                                      (14,421)
                                                     -----------
      Net property and equipment                        89,499

   Other                                                 1,160
                                                     -----------
Total assets                                         $ 165,892
                                                     ===========


CURRENT LIABILITIES:
   Trade accounts payable                            $  53,333
   Other accrued liabilities                            15,928
   Related party payables:
      On account                                       210,655
      Note payable to joint venture                    130,509
                                                     -----------
Total current liabilities                              410,425

EQUITY
   Common Stock, $.01 par value: authorized--
        75,000,000 shares; issued and
        outstanding--10,607,694                        106,077
   Additional paid-in capital                        5,336,976
   Warrants                                            148,100
   Accumulated deficit:
      Before entering the development stage         (4,441,242)
      After entering the development stage          (1,394,444)
                                                     -----------
                                                    (5,835,686)
                                                     -----------
                                                     (244,533)
                                                     -----------
Total liabilities and equity                        $ 165,892
                                                     ===========

  The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Years Ended           Period From
                                           June 30,             January 1,
                                   -------------------------     1999 to
                                       2001         2000      June 30, 2001
                                   ------------------------- ---------------

REVENUES:                          $    -        $       -    $         -

EXPENSES:
   Exploration cost                  388,128        90,643        521,488
   Depreciation, depletion and
amortization                             536         3,226          5,900
   General and administrative        344,484       356,451        838,669
                                   ------------  -----------  ------------
Total expenses                       733,148       450,320      1,366,057
                                   ------------  -----------  ------------

Operating loss                      (733,148)     (450,320)    (1,366,057)

OTHER INCOME (EXPENSE)
   Interest income (expense)           7,384         4,879        (27,156)
   Loss on sale of assets                  -             -         (1,231)
                                   ------------  -----------  ------------
Loss before income taxes            (725,764)     (445,441)    (1,394,444)

Provision for income taxes                 -             -              -
   Net loss                       $ (725,764)   $ (445,441)  $ (1,394,444)
                                   ============  ===========  ============

   Basic and diluted loss per
share                              $   (0.07)    $   (0.04)
                                   ============  ===========

   Weighted average common
   shares outstanding             10,607,694    10,603,036
                                   ============  ===========


  The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  JUNE 30, 2001

                             Common Stock                              Additional
                         ---------------------            Subscription   Paid-In   Accumulated
                           Shares    Par Value  Warrants   Receivable    Capital     Deficit        Total
                         ----------  ---------  ---------   ---------  ----------  ------------   ---------
BALANCE, JUNE 30, 1999   10,552,694  $105,527   $148,100    $(78,500)  $5,254,276  $(4,664,481)   $764,922

Stock option exercise        55,000       550          -           -        8,700            -       9,250
 Sale of common stock             -         -          -      78,500            -            -      78,500
Net (loss) for the year
 ended June 30, 2000              -         -          -           -            -     (445,441)   (445,441)
                         ----------  --------   --------   ---------   ----------  ------------  ----------
BALANCE, JUNE 30, 2000   10,607,694  $106,077   $148,100   $       -    5,262,976   (5,109,922)    407,231

Equity as compensation            -          -         -           -       74,000            -      74,000
Net (loss) for the year
 ended June 30, 2001              -          -         -           -            -     (725,764)   (725,764)

                         ----------  --------   --------   ---------   ----------  ------------  ----------
BALANCE, JUNE 30, 2001   10,607,694  $106,077   $148,100   $       -   $5,336,976  $(5,835,686)  $(244,533)
                         ==========  ========   ========   =========   ==========  ============  ==========


  The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED CASH FLOW STATEMENTS

                                                              Years Ended         Period From
                                                                June 30,           January 1,
                                                       -------------------------     1999 to
                                                           2001         2000      June 30, 2001
                                                       ------------------------- ---------------
Cash flows from operating activities:
Net loss                                               $(725,764)    $(445,441)   $(1,394,444)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depletion, depreciation and amortization                  536         3,226          5,900
   Loss on asset sale                                          -             -          1,231
   Amortization  of note payable discount                      -             -         35,000
   Loss from joint venture investment                    361,767             -        361,767
   Equity issued as compensation                          74,000             -         95,600

   Changes in current assets and liabilities:
     Receivables                                          (2,522)        2,144            604
     Payables                                            121,646       105,823         63,669
     Other                                                   340         1,724          2,064
                                                     ------------   -----------   ------------
Net cash (used in) operating activities                 (169,997)     (332,524)      (828,609)

Cash flows from investing activities:
   Additions to unproved properties                      (53,776)      (19,205)       (72,980)
   Unproved property cost recovery                       165,767        24,000        189,767
   Asset purchases                                             -        (1,268)        (1,269)
   Proceeds from asset sale                                    -             -         (2,354)
                                                     ------------   -----------   ------------
Net cash provided by investing activities                 111,991         3,527        113,164


Cash flows from financing activities:
   Sale of common stock                                        -        87,750        784,456
   Borrowings under credit agreement                     130,509             -        130,509
   Repayment of note payable                                   -             -       (130,000)
                                                     ------------   -----------   ------------
Net cash provided by financing activities                130,509        87,750        784,965
                                                     ------------   -----------   ------------

Net increase (decrease) in cash and equivalents           72,503      (241,247)        69,520
Cash and equivalents at beginning of period                  208       241,455          3,191
                                                     ------------   -----------   ------------

Cash and equivalents at end of period                  $  72,711     $     208    $    72,711
                                                     ============   ===========   ============


  The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND NATURE OF OPERATIONS:

      Colorado Wyoming Reserve Company (the "Company" or "CWYR") is an oil and natural gas exploration company with a geographical focus in the Rocky Mountain region of the western United States. The Company's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of 3-D geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands.

      The Company is currently focusing its exploratory efforts in the central Paradox Basin areas of southeastern Utah (the "Paradox Basin Project"). The Company has no revenues and continues to incur certain general and administrative expenses and obligations related to the Paradox Basin Project.

      As more fully discussed in Note 3, on September 28, 2000, the Company entered into a Farmout Agreement with ST Oil Company ("ST Oil"), FM Energy, LLC, (whose rights and interests were subsequently assigned to Moore Energy LLC ("Moore Energy") and The Shoreline Companies ("Shoreline") (collectively, "the Farmees"). The Farmout Agreement was entered into for the purpose of having a 3-D seismic survey (the "Seismic Survey") conducted on the Paradox Basin Project. The Seismic Survey was completed in August 2001.

      GOING CONCERN:

      The Company currently has no revenue source and continues to incur obligations with respect to certain general and administrative items and maintenance cost of its Paradox Basin Project acreage. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be successful in raising additional capital and failure to do so could result in the liquidation of the Company.

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

      For financial reporting purposes, during fiscal 2001 the Company recognized its pro rata share of the expenses (primarily exploration costs) incurred by the Farmees pursuant to the Farmout Agreement. Undeveloped acreage cost was reduced by the amount of such expenses.

      Exploration costs are comprised of delay lease rentals and the Seismic Survey costs. Delay rentals were paid at 100 percent by the Company during fiscal 2000 and the first quarter of fiscal 2001. From the date of the Farmout Agreement (September 2000) through June 30, 2001, CWYR recognized its pro rata share (50 percent until February 2000 and thereafter 42.5 percent) of delay rentals. Additionally, during fiscal 2001, the Company recognized as exploration costs its pro rata share of Seismic Survey costs incurred by the Farmees.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      STOCK OPTIONS:

      As permitted under the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation for options issued to employees and directors in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value methods as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

      In March 2000 the Financial Accounting Standards Board ("FASB") adopted FASB Interpretation No. 44, Accounting for Certain Transactions including Stock Compensation. Accordingly, beginning with the first quarter of fiscal 2001, the Company has been required to value any options repriced subsequent to December 15, 1998 as if the options were granted pursuant to a variable stock plan.

      COMPREHENSIVE INCOME:

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net loss or stockholders' equity.

      NET LOSS ATTRIBUTABLE TO COMMON SHARES:

      The Company has adopted SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by taking into account all potentially dilutive securities. The Company has not included potentially dilutive securities consisting of options and warrants to purchase 3.09 million shares and 2.89 million shares in 2001 and 2000, respectively, because they would be anti-dilutive.

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

      Significant estimates made by CWYR include the ultimate realization of the cost of the Company's unproved oil and gas properties. Depending on the results of its Paradox Basin Project, the Company's estimate as to the realization of the unproved property cost could materially change.

      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, and establishes that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. At present, The Company does not have any mergers or acquisitions under consideration so it is anticipated that neither SFAS Nos. 141 or 142 will affect the Company.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

      SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

      While the Company presently has no assets that would be affected by SFAS No. 143, should producing wells be drilled on the Paradox Basin Project acreage, the estimated abandonment cost of such wells could be subject to SFAS No. 143. However, the financial statement impact cannot be estimated at present.

      In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measure at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

2.    INCOME TAXES

      No tax benefits from the losses incurred during fiscal 2001 and 2000 were recognized due to the substantial uncertainty as to their eventual utilization.

      Effective tax rates differ from the Federal income tax rate as shown in the following table.


                                                   Percent of Pretax (Loss)
                                                   ------------------------
                                                        2001       2000
                                                      -------    -------
       Federal statutory rate                          (34)%      (34)%
       State income taxes                               (3)%       (3)%
       Change in valuation allowance                      8%        14%
       Expiration of prior year loss carryforwards       29%        23%

                                                      -------    -------
          Effective rate                                 --         --
                                                      =======    =======

      Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      temporary differences and carryforwards giving rise to the Company's deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:


                                                             June 30,    June 30,
                                                               2001        2000
                                                           -----------  ----------
      Deferred tax assets:

        Net operating loss and tax credit carryforwards    $1,156,000    $ 968,000

        Valuation allowance                                (1,156,000)    (968,000)
                                                           -----------   ----------
          Net deferred tax assets                          $       --    $      --
                                                           ===========   ==========

       SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its tax assets will depend on the generation of future taxable income through profitable operations and expansion of the Company's oil and gas producing properties. The market, capital, and environmental risks associated with that growth requirement are considerable, resulting in the Company's conclusion that a full valuation allowance be provided, except to the extent that the benefit of operating loss carry forwards can be used to offset future reversals of existing deferred tax liabilities. The Company increased its valuation allowance by $193,000 in fiscal 2001 and, due to expiring net operating loss carryforwards, decreased it by $243,000 in fiscal 2000.

       At June 30, 2001, the Company had tax basis net operating loss carry forwards available to offset future taxable income of $2.8 million, which expire from 2001 to 2015. Of that amount, approximately $1.8 million can never be used by the Company and the usage of approximately $200,000 is limited to certain maximum yearly amounts over a 14-year period, as a result of the changes in control occurring during fiscal 1999 and 1998.

3.    COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

      Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,100 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement continues on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member of the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity as part of the merger with Shoreline Resource Company, Inc. on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as a warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

      The Company entered into an employment contract with its president, Mr. Kim M. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst received a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share (repriced to $.25 per share in May 1999). The contract is renewed automatically for succeeding periods of one year unless terminated. The contract may be terminated by Mr. Fuerst upon 90 days prior written notice to the Company, and by the Company without prior notice to Mr. Fuerst, if for Cause (as defined in the contract). The Company's salary obligation to Mr. Fuerst of $10,000 per month for the months of June through October 1998 was extinguished in connection with the purchase by FM Energy (of which Mr. Fuerst owns 50 percent) of the Company's properties located in North Dakota. The satisfaction of the Company's salary obligation for such months served as partial consideration for the purchase. Mr. Fuerst determined to forego his salary during the months of November and December 1998, and January

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      through April 1999. In May 1999, Mr. Fuerst's salary was reduced to $5,000 per month pursuant to an amendment to his employment agreement. During July 1999, the Company granted Mr. Fuerst an incentive stock option pursuant to the Equity Incentive Plan, to purchase 500,000 shares of Common Stock at an exercise price of $.75 per share (determined to be at least 110 percent of the fair market value at the date of grant). The option has a five year life and is exercisable as of the date of grant.

      On April 29, 1999, the Company entered into a Letter Agreement with F. Robert Tiddens, a director and stockholder of the Company. Pursuant to the terms of this agreement, the retainer fee due Mr. Tiddens under the Merger Agreement, dated February 6, 1998, was reduced to $27,000, payable within five (5) days of the effective date of the agreement. Mr. Tiddens agreed to solicit industry partners for the Company for the sum of $40 per hour plus reasonable expenses. In addition, the agreement stated that if Mr. Tiddens or others successfully consummated for the Company a sharing arrangement, defined as any arrangement that will significantly enhance the value of the Paradox Project such as a seismic survey and/or a drilling commitment, the Company would assign to Mr. Tiddens an overriding royalty interest of one percent of 8/8ths on all acreage subject to the resulting agreement. The Board agreed to transfer a one percent overriding royalty interest as a result of the Company's entering into the Farmout Agreement (discussed below and in Note 1) in satisfaction of the agreement. Effective September 22, 2000, the consulting agreement with Mr. Tiddens was terminated.

      Mr. Fuerst made advances on behalf of the Company in the form of interest-free loans of $6,086 and $32,200 in fiscal 2001 and 2000, respectively.

      On September 28, 2000, the Company entered into a Farmout Agreement, effective September 22, 2000, with the Farmees. Certain directors and stockholders of the Company are directors, officers and controlling stockholders of the Farmees.

      Pursuant to the terms of the Farmout Agreement, the Company assigned 50 percent of its mineral working interests in and to certain oil and gas leases and seismic options covering approximately 64,000 gross leased acres (approximately 25,500 net leased acres) of land located in the Paradox Basin Project in San Juan County, Utah, to the Farmees. Prior to commencement of the Seismic Survey, the Company sold an additional 7.5 percent of its mineral working interests to the Farmees in February 2001 for $150,000. The purchase price was determined using the same valuation of the Paradox Basin Project as was used in the Farmout Agreement. The cost of completing, processing and interpreting the Seismic Survey of approximately $1.1 million was borne by the Farmees. The Farmout Agreement requires the Company to bear its 42.5 percent share of the costs of maintaining the Paradox Basin Project leasehold.

      The Farmout Agreement also establishes an area of mutual interest (the "AMI") for a term of ten years from the effective date of the Farmout Agreement. If during the ten-year term, any party to the Farmout Agreement acquires an oil or gas leasehold interest in the AMI, that party must give all other parties the opportunity to participate.

      In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2001, the Company had a balance owing the Farmees of $130,509. During July 2001, the Company repaid $20,509 of the amount borrowed, reducing the balance owing to the $110,000 specified in the Credit Agreement. The note was due and payable in full on September 28, 2001, and remains unpaid as of November 30, 2001.

      Prior to the Farmout Agreement described above, in April 2000 the Company had entered into an Option Agreement with ST Oil and Edwards Energy Corporation, a Letter of Intent with FM Energy and a Letter of Intent with Shoreline, which agreements contemplated a joint venture arrangement to be established by all the parties similar to the arrangement set forth in the Farmout Agreement and the Credit Agreement described herein. Pursuant to the terms of the Option Agreement, the Company was paid $24,000 during the last quarter of fiscal 2000 for the option. The option and the letters of intent expired according to their terms on August 30, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Farmout Agreement and the Credit Agreement reflect the final agreement of the parties regarding the acquisition by ST Oil, FM Energy, and Shoreline of an aggregate 50.0 percent of the Company's working interests in certain leases and seismic options in exchange for providing the Company with a seismic survey of certain acreage covered by such leases and options.

4.    OPTIONS, WARRANTS AND RESERVED SHARES

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

      Options under both the plans may have a term of up to five years or ten years; the actual term and any vesting requirements are set at the discretion of the Board of Directors or a Committee thereof. The maximum number of shares authorized for issuance under the ISO Plan is 500,000 shares. Under the Equity Plan the maximum is 2.5 million shares.

      The following is a summary of the Company's option and warrant activity for the years ended June 30, 2001 and June 30, 2000:

                                                          June 30, 2001         June 30, 2000
                                                     --------------------   --------------------
                                                                Weighted                Weighted
                                                      Options   Average       Options   Average
                                                        and     Exercise        and     Exercise
                                                      Warrants   Price       Warrants    Price
                                                     --------------------   --------------------
         Options outstanding, beginning of year       2,890,000   $0.31      2,445,000    $0.20
         Granted
           Exercise price same as market price          200,000   $0.343            --       --
           Exercise price less than market price             --      --             --       --
           Exercise price greater than market price          --      --        500,000    $0.75
         Expired                                             --      --             --       --
         Exercised                                           --      --        (55,000)   $0.17
                                                     ----------             ----------
         Options outstanding, end of year             3,090,000   $0.31      2,890,000    $0.31
                                                     ====================   ====================
         Exercisable at end of year                   3,090,000   $0.31      2,890,000    $0.31
                                                     ====================   ====================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Information on options and warrants outstanding at June 30, 2001:

                       Options and         Weighted         Options and
                          Warrants          Average            Warrants
        Exercise       Outstanding      Contractual         Exercisable
         Price         June 30, 2001           Life       June 30, 2001
      -------------    ------------   --------------   -----------------
         $0.10             500,000             5.84             500,000
         $0.25           1,890,000             5.81           1,890,000
         $0.34             200,000             4.59             200,000
         $0.75             500,000             3.04             500,000
                       ------------                    -----------------
                         3,090,000             5.29           3,090,000
                       ============                    =================

       In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement and for shares issued to nonemployees. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of all options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

                                                              Years Ended June 30,
                                                         -----------------------------
                                                              2001              2000
                                                         ------------      -----------
        Risk free interest rate                               5.0%              6.2%
        Volatility factor                                     497%              414%
        Dividend yield                                         0%                0%
        Expected term of options                           five years        five years
        Weighted average fair value of options granted:
          Exercise price same as market price                $0.37              n.a.
          Exercise price less than market price               n.a.              n.a.
          Exercise price greater than market price            n.a.             $0.66

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

       Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                 for the Years Ended June 30,
                                            ------------------------------------
                                                  2001                 2000
                                            ----------------       -------------
        Net loss as reported                  $ (725,764)           $ (445,441)
        Pro forma                             $ (725,764)           $ (777,299)

        Basic  loss per share as reported     $    (0.07)           $    (0.04)
        Pro forma                             $    (0.07)           $    (0.07)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In February 2001, the company issued 200,000 options to two nonemployee directors exercisable at $0.343 per share, the market price on the date of grant. For financial reporting purposes, these shares were fair valued under the Black Scholes Option Valuation Model, and the Company recorded an expense of $74,000 related to the issuance of the options.

5.    SUPPLEMENTAL OIL AND GAS INFORMATION

       Capitalized costs relating to oil and gas activities at June 30, 2001 and 2000 are as follows:

                                               2001          2000
                                            ----------    ----------
        Unproved oil and gas properties      $ 89,006      $ 562,764

       Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2001 and 2000 are as follows:

                                               2001          2000
                                            ----------    ----------
        Acquisition of unproved properties   $ 53,776      $  19,205

      The Company had no oil and gas sales during the years ended June 30, 2001 and 2000. As such, it had no results of operations for oil and gas producing activities during each of those periods.

      RESERVES (UNAUDITED)

      The Company had no proved oil and gas reserves at June 30, 2001 and 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants or disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure during the fiscal year ended June 30, 2001

                                    PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the Company's sole executive officer and the members of the Board of Directors of the Company.

          Name                 Age                     Position
-------------------------  ------------  --------------------------------------

Kim M. Fuerst                  50        President, Chief Executive Officer,
                                         Treasurer, Secretary and Director

J. Samuel Butler               56        Director

John F. Greene                 61        Director

F. Robert Tiddens              47        Director

Rafiq A. Sayed                 47        Director

Dr. Syed A. Daud               37        Director


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

J. SAMUEL BUTLER has been a Director of the Company since September 1996. Mr. Butler formed Trinity Petroleum Management, LLC and ST Oil Company in 1996 and serves as President and Chief Executive Officer of both companies. During 1998, Mr. Butler was instrumental in organizing Professional Energy Advisors, LLC, and serves on the Board of Managers thereof. In addition, he was a member of the Board of Directors of Greystone Energy, Inc., a Colorado corporation, from 1998 until 2000. From 1989 to 1994, he served as a director, President and Chief Executive Officer of Sterling Energy Corp. and the Chief Executive Officer of Sheffield Exploration Company, Inc. from September 1990 to May 1996. Also during the period of September, 1989 to December, 1994, Mr. Butler was a founding principal in Petrie Parkman & Co., an investment banking firm specializing in upstream energy financing. Previously, he was President and Chief Operating Officer of Columbus Energy Corp. (Denver, Colorado) from 1985 to 1989, and to served as a director at Columbus until its sale in 2000. Mr. Butler joined the predecessor of Columbus, Consolidated Oil and Gas, Inc., in 1974 and held the position of Vice President of Exploration, Senior Vice President of Oil and Gas Operations and Executive Vice President and Chief Operating Officer. After receiving a degree in Petroleum Engineering from the Colorado School of Mines, Mr. Butler pursued graduate studies in the field of Mineral Economics at that institution. He is a past director of the Independent Petroleum Association of America and past director of the Independent Petroleum Association of the Mountain States.

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

Dr. Daud received his M.B.B.S. degree in Medicine and Surgery from Dow Medical College, University of Karachi, Pakistan.

JOHN F. GREENE has been a Director of the Company since February 1998. Mr. Greene has over 25 years experience in the oil and gas exploration and production industry. Since 2000, Mr. Greene has been a director and a member of The Shoreline Companies LLC, a Company he co-founded in September 2000. From 1985 until his retirement in 1995, Mr. Greene served as executive vice president of worldwide exploration and production for the Louisiana Land and Exploration Company, where he served on the board of directors from 1989 until his retirement. From 1981 to 1985, Mr. Greene was president and chief executive officer for Milestone Petroleum and then executive vice president of exploration for Meridian Oil and Gas Company via its merger with Milestone. He began his career at Continental Oil Company holding various positions including director of exploratory projects for onshore and offshore offices and a division exploration manager for the western United States.

RAFIQ A. SAYED has been a Director of the Company since September 1998. Since May 2000, Mr. Sayed has worked for EMC Corporation as a Vice President. From October 1999 through April 2000, Mr. Sayed was a consultant for the utility industry. From 1997 to October 1999, Mr. Sayed served as Vice President of Engineering for ADC Telecom. From 1981 to 1997, Mr. Sayed was with Nortel Technology in various positions, most recently as Senior Director. He served on the Board of Directors of Meteor Industries, Inc., a position he held from April 1996 until September 1998. Mr. Sayed graduated from Southbank College in London, England in 1975 with an H.N.D. in Electrical/Electronic Engineering. He also attended Essex University in London, England where he was enrolled in an advanced computer science program.

F. ROBERT TIDDENS has been a Director of the Company since February 1998. Mr. Tiddens has over 25 years experience in oil and gas exploration, production and acquisition activities in all producing states in the continental United States. Since 2000, Mr. Tiddens has been president and managing member of The Shoreline Companies LLC, a Company he co-founded in September 2000. From 1995 to 2000, he was President and Chief Executive Officer of Shoreline Resource Company, Inc., a Denver based private oil and gas exploration concern he founded and subsequently merged into a subsidiary of the Company in February 1998, at which time he became a director of the Company. From 1990 to 1995, Mr. Tiddens was a consultant advising client companies in all facets relating to the oil and gas industry. Prior thereto, Mr. Tiddens was Vice President of Land & Acquisitions for Presidio Oil Company, a rapidly-growing American Stock Exchange Company based in Denver and New York. Mr. Tiddens is a graduate of the University of Wisconsin with a finance/economics degree.

All directors of the Company serve one year terms and hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. Mr. Sayed and Dr. Daud were selected to serve on the Board of Directors pursuant to certain agreements between the Company and The James E. Moore Revocable Trust, u/d/t dated July 28, 1994 (the "Trust") in connection with a loan from the Trust to the Company, and an extension of the repayment due date of such loan. Officers of the Company serve at the discretion of the Board of Directors and until the next annual meeting of directors of the Company.

COMMITTEES AND MEETINGS

During the fiscal year ended June 30, 2001, the Board of Directors held four meetings. The Board of Directors of the Company has no established committees to which it has delegated any authority.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's directors, executive officers and persons who are beneficial owners of more than ten percent of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Commission and to furnish the Company with such reports. Based solely upon written representations it has obtained from certain of these persons, the Company believes that, for the fiscal year ended June 30, 2001, Dr. Daud and Mr. Sayed have each failed to file a Form 5 to report the grant of an option.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for each of the Company's last three fiscal years by the Company to its chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation     Long Term Compensation Awards
                                       -------------------   --------------------------------
                                                                        Awards
                                                             --------------------------------
  Name and Position(1)          Year        Salary ($)       Securities Underlying Options(#)
-----------------------        ------  ------------------    --------------------------------
Kim M. Fuerst                   2001            60,000                    --
Chief Executive Officer,        2000            60,000               500,000
President, Treasurer            1999            50,000(2)(3)         500,000(4)
and Secretary

-----------------------

(1) The Company had no other executive officer during the fiscal year ended June 30, 2001.
(2) Mr. Fuerst determined to forego his monthly salary of $10,000 for the months of November and December 1998, and January through April 1999, and received $5,000 per month for each of May and June 1999 in accordance with an amendment to his employment agreement.
(3) Includes $40,000 in fiscal 1999 of salary obligation of the Company to Mr. Fuerst extinguished as partial payment for the purchase of the Company's North Dakota properties by FM Energy, LLC, of which Mr. Fuerst owns 50 percent. See Item 12.
(4) The options shown were originally granted in 1996. On May 17, 1999, the options were repriced to $0.25 per share.

There were no stock option grants to the Company's executive officer during fiscal 2001. The Company does not grant stock appreciation rights.

STOCK OPTION AND INCENTIVE PLAN

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

A total of 2,500,000 shares of Common Stock have been reserved for issuance under the Equity Plan, subject to adjustments to reflect changes in the Company's capitalization resulting from stock splits, stock dividends and similar events. To date, options to purchase 2,310,000 shares have been granted under the Equity Plan. A total of 500,000 shares have been reserved for issuance under the ISO Plan. Both plans are currently administered by the Board of Directors, but may be administered by a committee appointed by the Board.

The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officer as of June 30, 2001, as well as the value of unexercised "in the money" options at such date. No stock options were exercised by the named executive officer during the last fiscal year.

           AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                           Number of Securities      Value of Unexercised In the
                          Underlying Unexercised        Money Options/SARs at
    Name                  Options/SARs At FY-End              FY-End
                                    (#)               Exercisable/Unexercisable
                          Exercisable/Unexercisable
----------------------    -------------------------  ---------------------------

Kim M. Fuerst                 1,000,000/0                    $150,000/0 (1)

------------------------

(1) Amount shown represents aggregated fair market value based upon the closing price on June 30, 2001, of $0.55 per share less the exercise price of $0.25 per share for 500,000 shares of the unexercised in-the-money options held. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

EMPLOYMENT CONTRACTS

The Company entered into an employment contract with Mr. Fuerst on October 1, 1996 pursuant to which Mr. Fuerst received a salary of $10,000 per month and was granted incentive stock options to purchase up to 500,000 shares of Common Stock at an exercise price of $1.00 per share (repriced to $.25 per share in May
1999). The contract is renewed automatically for succeeding periods of one year unless terminated. The contract may be terminated by Mr. Fuerst upon 90 days prior written notice to the Company, and by the Company without prior notice to Mr. Fuerst, if for Cause (as defined in the contract). In May 1999, Mr. Fuerst's employment agreement was amended to reduce his salary to $5,000 per month. See
Item 12 - "Certain Relationships and Related Transactions."

COMPENSATION OF DIRECTORS

On February 2, 2001, Rafiq Sayed and Dr. Daud, directors of the Company, were granted options to purchase 150,000 shares and 50,000 shares, respectively, at $.343 per share, exercisable immediately and expiring on February 2, 2006.

The Directors of CWYR do not receive annual salaries or retainers from CWYR but do receive reimbursement for travel expenses.

On April 29, 1999, the Company entered into a Letter Agreement with F. Robert Tiddens, a director and stockholder of the Company. Pursuant to the terms of this agreement, the retainer fee due Mr. Tiddens under the Merger Agreement, dated February 6, 1998, was reduced to $27,000, payable within five (5) days of the effective date of the agreement. Mr. Tiddens agreed to solicit industry partners for the Company for the sum of $40 per hour plus reasonable expenses. In addition, the agreement stated that if Mr. Tiddens or others successfully consummated for the Company a sharing arrangement, defined as any arrangement that will significantly enhance the value of the Paradox Basin Project, such as a seismic survey and/or a drilling commitment, the Company would assign to Mr. Tiddens an overriding royalty interest of 1 percent of 8/8ths on all acreage subject to the resulting agreement. The Board agreed to transfer a 1 percent overriding royalty interest as a result of the Company's entering into the Farmout Agreement in satisfaction of the agreement. Effective September 22, 2000, the consulting agreement with Mr. Tiddens was terminated.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of November 30, 2001, by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the Company's sole executive officer; and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such holders, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.


                                              Number of       Percentage
              Name and Address                Shares(a)   Beneficially Owned (B)
------------------------------------------   -----------  ----------------------

Kim M. Fuerst.............................    3,112,500(c)         26.8%
       751 Horizon Court, Ste. 205
       Grand Junction, Colorado  81506

J. Samuel Butler..........................      325,000(d)         3.0%
       1801 Broadway, Suite 600
       Denver, Colorado  80202

Syed A. Daud..............................      150,000(e)         1.4%
       64 Hainsworth Ct.
       Markham, Ontario  L3S1T5
       Canada

John F. Greene............................      453,303(f)         4.2%
       1569 Royal Buffalo Drive
       Silverthorne, Colorado  80498

Rafiq A. Sayed............................      258,600(g)         2.4%
       102 Avenue of the Estates
       Cary, North Carolina  27511

F. Robert Tiddens.........................      545,030(f)         5.1%
       8360 East Hinsdale Avenue
       Englewood, Colorado  80112

The James E. Moore Revocable Trust,.......    3,050,000(h)         28.3%
       u/d/t dated July 28, 1994
       7827 Berger Avenue
       Playa del Rey, California  90293

All executive officers and directors as a
group (six persons)......................     4,844,433(i)         38.7%

--------------------

(a) All shares are owned both of record and beneficially unless otherwise specified by footnote to this table.
(b)  Based on 10,607,694 shares of Common Stock outstanding at November 30,
     2001.
(c) Includes 500,000 shares issuable upon exercise of currently exercisable stock options granted under the Incentive Stock Option Plan in 1996, and 500,000 shares issuable upon exercise of currently exercisable stock options granted under the Equity Plan.
(d) Includes 200,000 shares issuable upon exercise of currently exercisable stock options granted under the Equity Plan in 1996; 100,000 shares issuable upon exercise of a currently exercisable warrant issued to Trinity Petroleum Management LLC, of which Mr. Butler owns approximately 24 percent and serves as the President and CEO; and 25,000 restricted shares owned by ST Oil Company, of which Mr. Butler owns approximately 28 percent and serves as the President and CEO.
(e) Includes 150,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan.
(f) Includes 100,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan.
(g) Includes 250,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan.
(h) Includes 180,000 shares issuable upon exercise of currently exercisable warrants granted in connection with Bridge Loan and extensions thereof.
(i)  Includes 1,900,000 shares issuable upon exercise of options and warrants.



ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of transactions entered into between the Company and its executive officer and certain directors during the last two fiscal years.

CONSULTING AGREEMENTS

Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,100 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement continues on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member on the Board of Directors of the Company, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. During the fiscal years ended June 30, 2001, and June 30, 2000, the Company incurred fees to Trinity of $53,279 and $44,803, respectively, pursuant to the Trinity Agreement.

In January 1998, as partial consideration for certain additional services provided to the Company by Trinity in connection with the Company's merger with Shoreline Resource Company, Inc., the Company issued to Trinity 25,000 restricted shares of Common Stock as well as a warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

FINANCINGS

Kim Fuerst, a director, executive officer and principal stockholder of the Company, made advances on behalf of the Company in the form of interest-free loans of $6,086 and $32,200 during fiscal 2001 and 2000, respectively.

On September 28, 2000, the Company entered into a Farmout Agreement, effective September 22, 2000, with the Farmees: ST Oil, FM Energy (whose rights and interest were subsequently assigned to Moore Energy) and Shoreline. Sam Butler, a director and stockholder of the Company, is the Chairman, Chief Executive Officer and principal stockholder of ST Oil. FM Energy is jointly owned by Kim Fuerst, the Company's Chief Executive Officer and President, and The James E. Moore Revocable Trust, a principal stockholder of the Company, and Mr. Moore, the trustee and sole beneficiary under the Trust, and Mr. Fuerst serve as Co-Chairman of FM Energy. The Trust is the sole member of Moore Energy, and Mr. Moore serves as the manager of Moore Energy. F. Robert Tiddens, a director and stockholder of the Company, is the President and Chief Executive Officer and holder of a 49 percent interest in Shoreline. John Greene, who is also a director and stockholder of the Company, is a director and holder of a 51 percent interest in Shoreline.

Pursuant to the terms of the Farmout Agreement, the Company assigned 50 percent of its mineral working interests in and to certain oil and gas leases and seismic options covering approximately 61,000 acres of land located in the Paradox Basin Project in San Juan County, Utah, to the Farmees. Prior to commencement of the Seismic Survey, the

Company sold an additional 7.5 percent to the Farmees in February 2001 for $150,000. The purchase price was determined using the same valuation of the Paradox Basin Project as was used in the Farmout Agreement. The cost of completing, processing and interpreting the Seismic Survey of approximately $1.1 million was borne by the Farmees. The Farmout Agreement requires the Company to bear 42.5 percent of the cost of maintaining the Paradox Basin Project leasehold.

The Farmout Agreement also establishes an area of mutual interest (the "AMI") for a term of ten years from the effective date of the Farmout Agreement. If during the ten-year term, any party to the Farmout Agreement acquires an oil or gas leasehold interest in the AMI, that party must give all other parties the opportunity to participate.

In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, subsequently increased to $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2001 the Company had a balance owing the Creditors of $130,509. During July 2001, the Company repaid $20,509 of the amount borrowed, reducing the balance owing to the $110,000 specified in the Credit Agreement. The note was due and payable in full on September 28, 2001, and remains unpaid as of November 30, 2001.

In April 2000, the Company had entered into an Option Agreement with ST Oil and Edwards Energy Corporation, a Letter of Intent with FM Energy and a Letter of Intent with The Shoreline Companies, which agreements contemplated a joint venture arrangement to be established by all the parties similar to the arrangement set forth in the Farmout Agreement and the Credit Agreement described above. Pursuant to the terms of the Option Agreement, the Company was paid $24,000 during the last quarter of fiscal 2000 for the option. The option and the letters of intent expired according to their terms on August 30, 2000. The Farmout Agreement and the Credit Agreement reflect the final agreement of the parties regarding the acquisition by ST Oil, FM Energy and The Shoreline Companies of an aggregate 50 percent of the Company's working interests in certain leases and seismic options in exchange for providing the Company with a seismic survey of certain acreage covered by such leases and options.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      A list of the Exhibits filed as part of this report or incorporated by reference is set forth in the Index to Exhibits.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2001.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COLORADO WYOMING RESERVE COMPANY



Dated:  December 3, 2001              By:  /S/ KIM M. FUERST
                                         --------------------------------------
                                         Kim M. Fuerst, President and Chief
                                         Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated:  December 3, 2001              By:  /S/ KIM M. FUERST
                                         --------------------------------------
                                         Kim M. Fuerst, President, Chief
                                         Executive Officer, Treasurer and
                                         Secretary (Principal Executive
                                         Officer, Chief Financial and
                                         Accounting Officer)


                                      By:  /S/ J. SAMUEL BUTLER
                                         --------------------------------------
Dated:  December 3, 2001                 J. Samuel Butler, Director


                                      By:  /S/ JOHN F. GREENE
                                         --------------------------------------
Dated:  December 3, 2001                 John F. Greene, Director


                                      By:  /S/ F. ROBERT TIDDENS
                                         --------------------------------------
Dated:  December 3, 2001                 F. Robert Tiddens, Director


                                      By:  /S/ RAFIQ A. SAYED
                                         --------------------------------------
Dated:  December 3, 2001                 Rafiq A. Sayed, Director


                                      By:  /S/ SYED A. DAUD
                                         --------------------------------------
Dated:  December 3, 2001                 Syed A. Daud, Director

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