Form 10QSB
period 2001-09-30
COLORADO WYOMING RESERVE CO
filed 2002-05-17
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                                       Yes / /     No /X/

There were 10,607,694 shares of the Registrant's $.01 par value common stock outstanding as of May 13, 2002.

Transitional Small Business Disclosure:                Yes / /     No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001


CURRENT ASSETS:
    Cash and cash equivalents                                       $        --
    Accounts receivable                                                   1,656
                                                                    -----------
Total current assets                                                      1,656

PROPERTY AND EQUIPMENT:
    Unproved oil and gas properties                                      70,314
    Other property and equipment                                         14,914
                                                                    -----------
                                                                         85,228

    Less accumulated depreciation, other property and equipment         (14,526)
                                                                    -----------
        Net property and equipment                                       70,702

    Other                                                                 1,160
                                                                    -----------
Total assets                                                        $    73,518
                                                                    ===========

CURRENT LIABILITIES:
    Trade accounts payable                                          $    89,069
    Other accrued liabilities                                            19,735
    Related party payables:
      On account                                                        179,668
      Note payable to joint venture                                     116,000
                                                                    -----------
Total current liabilities                                               404,472


EQUITY
    Common Stock, $.01 par value: authorized-
      75,000,000 shares; issued and outstanding-
      10,607,694                                                        106,077
    Additional paid-in capital                                        5,336,976
    Warrants                                                            148,100
    Accumulated deficit:
      Before entering the development stage                          (4,441,242)
      After entering the development stage                           (1,480,865)
                                                                    -----------
                                                                     (5,922,107)
                                                                    -----------
                                                                       (330,954)
                                                                    -----------
Total liabilities and equity                                        $    73,518
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

                                        COLORADO WYOMING RESERVE COMPANY
        `                               (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)



                                                                  QUARTERS ENDED
                                                                   SEPTEMBER 30,               PERIOD FROM
                                                        ------------------------------      JANUARY 1, 1999 TO
                                                            2001             2000           SEPTEMBER 30, 2001
                                                        ------------      ------------      ------------------
REVENUES                                                $         --      $         --      $               --

EXPENSES
    Exploration cost                                          44,099             5,623                 565,587
    Depreciation,
        depletion and amortization                               105               219                   6,005
    General and                                               40,192            73,955                 878,861
    administrative
                                                        ------------      ------------      ------------------
Total expenses                                                84,396            79,797               1,450,453
                                                        ------------      ------------      ------------------
Operating loss                                               (84,396)          (79,797)             (1,450,453)

OTHER INCOME (EXPENSE)
    Interest income (expense), net                            (2,025)               --                 (29,181)
    Loss on sale of assets                                        --                --                  (1,231)
                                                        ------------      ------------      ------------------
Loss before income taxes                                     (86,421)          (79,797)             (1,480,865)

Provision for income taxes                                        --                --                      --
                                                        ------------      ------------      ------------------
    Net loss                                            $    (86,421)     $    (79,797)     $       (1,480,865)
                                                        ============      ============      ==================
    Basic and diluted loss per share                    $      (0.01)     $      (0.01)
                                                        ============      ============
    Outstanding shares                                    10,607,694        10,607,694
                                                        ============      ============



The accompanying notes are an integral part of these financial statements.

                                      COLORADO WYOMING RESERVE COMPANY
                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                      CONSOLIDATED CASH FLOW STATEMENTS


                                                                    QUARTERS ENDED
                                                                    SEPTEMBER 30,               PERIOD FROM
                                                            ----------------------------      JANUARY 1, 1999 TO
                                                                   2001             2000      SEPTEMBER 30, 2001
                                                            -----------      -----------      ------------------
Cash flows from operating activities:
Net loss                                                    $   (86,419)     $   (79,797)     $      (1,480,863)
    Adjustments to reconcile net loss to net used
      in operating activities:
    Depletion, depreciation and amortization                        105              219                  6,005
    Loss on asset sale                                               --               --                  1,231
    Amortization of note payable discount                            --               --                 35,000
    Exploration cost paid by joint venture                       42,768               --                404,535
    Equity issued as compensation                                    --               --                 95,600

    Changes in current assets and liabilities:
      Receivables                                                   866          (17,495)                 1,470
      Payables                                                    8,556           77,097                 72,225
      Other                                                          --               --                  2,064
                                                            -----------      -----------      -----------------
Net cash (used in) operating activities                         (34,124)         (19,976)              (862,733)

Cash flows from investing activities:
    Additions to unproved properties                            (24,078)              --                (97,058)
    Unproved property cost recovery                                  --           15,768                189,767
    Asset purchases                                                  --               --                 (1,269)
    Proceeds from asset sale                                         --               --                 (2,354)
                                                            -----------      -----------      -----------------
Net cash (used in) provided by investing activities             (24,078)          15,768                 89,086

Cash flows from financing activities:
   Advances from shareholder, net                                    --            4,000                     --
   Sale of common stock                                              --               --                784,456
   Advances from joint venture                                       --               --                130,509
   Repayments of joint venture advances                         (14,509)              --                (14,509)
   Repayment of notes payable                                        --               --               (130,000)
                                                            -----------      -----------      -----------------
Net cash (used in) provided by financing activities             (14,509)           4,000                770,456
                                                            -----------      -----------      -----------------

Net (decrease) in cash and equivalents                          (72,711)            (208)                (3,191)
Cash and equivalents at beginning of period                      72,711              208                  3,191
                                                            -----------      -----------      -----------------

Cash and equivalents at end of period                       $        --      $        --      $              --
                                                            ===========      ===========      =================



The accompanying notes are an integral part of these financial statements.

                        COLORADO WYOMING RESERVE COMPANY
                            ("CWYR" or the "Company")

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

                    Periods Ended September 30, 2001 and 2000

1.    INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 2001 Form 10-KSB.

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

      In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At September 30, 2001, the Company had a balance owing the Farmees of $116,000. The note was due and payable in full on September 28, 2001, and remains unpaid as of May 13, 2002.

6.    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

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

      Effective July 1, 2000 FASB Interpretation No. 44 (the "Interpretation"), Accounting for Certain Transactions Involving Stock Compensation, became effective. Pursuant to the Interpretation provisions, the Company's stock option plan, which had previously been defined as a "fixed plan", became a "variable plan" as a result of certain option repricings which occurred between December 15, 1998 and June 30, 2000. Variable plans are subject to the recognition of "mark-to-market" expense. While the Company has not recognized any mark-to-market expense (since the quoted prices for the Company's shares at the end of the respective quarters have always been under $1.00 per share, the quoted price at July 1, 2000) should the share price be higher at the end of a future quarter than it was at July 1, 2000, the Company would recognize such expense.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as its ability to raise capital sufficient enough to repay outstanding indebtedness, to fund its share of maintaining and marketing the Project and to participate in future Paradox Basin activities, the Company's use of proceeds from any financing or sale of its interests, the Company's beliefs regarding results of the Seismic survey and the next phase of development, volatility of Common Stock prices, anticipated lack of revenues, anticipated losses, plans to market the Project to third parties and the effect of the application of certain accounting rules. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments and the factors identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, under the caption "Business-Risk Factors." Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PLAN OF OPERATIONS

At September 30, 2001, the Company had no cash, no operations and no revenues.

In accordance with the terms of the Farmout Agreement, the Farmees have provided interpreted seismic data to the Company, and the Company has, in turn, made assignments of the respective leasehold ownership interests to the Farmees. Based on the results of the Seismic Survey, the Company believes that exploratory test wells are warranted on at least three prospects. As the Seismic Survey covered less than one-third of CWYR's acreage position, the Company also believes additional acreage should be surveyed. The Company and the Farmees have presented the Paradox Basin Project to qualified industry companies for the purpose of determining the market value of the project and the terms on which an industry partner might be brought into the Project. The Company believes that the next phase of Project development is the drilling of an exploratory well on the Project and conducting a seismic shoot on prospects not included in the first shoot. No decision can be made regarding the next phase of development of the Paradox Basin Project without the approval of CWYR and the Farmees holding an aggregate 80 percent interest in the Paradox Basin Project. In addition to the implications of the Farmout Agreement on the decision, the Company's current lack of capital limits the options available to it.

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

The Company plans to raise funds to meet its obligation to fund its 42.5 percent share of the costs of maintaining the Paradox Basin Project leasehold (estimated at $33,000 per year) and the costs of marketing the Project, to repay the $116,000 borrowed under the Credit Agreement and due and payable in full on September 28, 2001, and to pay existing accounts payable. If the Company is not successful in raising additional capital to fund its short term needs, the Company may have to liquidate and stockholders may suffer a complete loss of their investment.

If the Company and the Farmees elect to sell the property, the Company intends to use its share of the proceeds to pay outstanding obligations, including the $116,000 due under the Credit Agreement and existing accounts payable. Remaining proceeds, if any, may be used to purchase new oil and gas leases. If the joint venture elects to enter into a farmout agreement with an industry partner or to drill an exploratory well or wells, the Company would need significant additional financing. If an industry partner is brought in to drill or if the Company is not successful in raising additional capital, its interests in the Project would be further reduced. The failure to raise additional capital could also lead to forfeiture of the Company's interest in the Project.

As of May 13, 2002, CWYR and the Farmees have not reached agreement with any third party industry partners for the drilling of the initial exploratory well. Accordingly, the Company is currently discussing the possibility of farming out the drilling of the initial well to the Farmees.

At May 13, 2002, the Company continues to have no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

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

               None.

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COLORADO WYOMING RESERVE COMPANY



Dated:  May 13, 2002                By:    /s/ KIM M. FUERST
                                       -----------------------------------------
                                       Kim M. Fuerst
                                       President, Chief Executive Officer and
                                       Treasurer
                                       (Principal Executive and Financial
                                       Officer)