Form 10QSB
period 2001-12-31
COLORADO WYOMING RESERVE CO
filed 2002-05-17
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                           COMMISSION FILE NO. 0-09482

                        COLORADO WYOMING RESERVE COMPANY
        (Exact Name of Small Business Issuer as Specified in its Charter)

             WYOMING                               83-0246080
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

   751 HORIZON COURT, SUITE 205
     GRAND JUNCTION, COLORADO                         81506
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        COLORADO WYOMING RESERVE COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


CURRENT ASSETS:
     Cash and cash equivalents                                       $       529
     Accounts receivable                                                   1,848
                                                                     -----------
Total current assets                                                       2,377

PROPERTY AND EQUIPMENT:
     Unproved oil and gas properties                                      64,447
     Other property and equipment                                         14,914
                                                                     -----------
                                                                          79,361

     Less accumulated depreciation, other property and equipment         (14,631)
                                                                     -----------
           Net property and equipment                                     64,730

     Other                                                                 1,160
                                                                     -----------

Total assets                                                         $    68,267
                                                                     ===========

CURRENT LIABILITIES:
     Trade accounts payable                                          $    53,143
     Other accrued liabilities                                            22,976
     Related party payables:
        On account                                                       214,950
        Notes payable                                                    147,000
     Notes payable                                                        52,800
                                                                     -----------
Total current liabilities                                                490,869


EQUITY
     Common Stock, $.01 par value: authorized-
        75,000,000 shares; issued and outstanding-
        10,607,694                                                       106,077
     Additional paid-in capital                                        5,336,976
     Warrants                                                            148,100
     Accumulated deficit:
        Before entering the development stage                         (4,441,241)
        After entering the development stage                          (1,572,514)
                                                                     -----------
                                                                      (6,013,755)
                                                                     -----------
                                                                        (422,602)
                                                                     -----------
Total liabilities and equity                                         $    68,267
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

                                                      COLORADO WYOMING RESERVE COMPANY
                                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (UNAUDITED)


                                                  QUARTERS ENDED                    SIX MONTHS ENDED                PERIOD FROM
                                                   DECEMBER 31,                        DECEMBER 31,             JANUARY 1, 1999 TO
                                        ------------------------------      ------------------------------         DECEMBER 31,
                                                2001              2000              2001              2000             2001
                                        ------------      ------------      ------------      ------------      ------------------
REVENUES                                $         --      $         --      $         --      $         --      $              --

EXPENSES
    Exploration cost                          10,760            19,048            54,859            24,671                576,347
    Depreciation,
       depletion and amortization                105               107               210               325                  6,110
    General and administrative                77,580            99,561           117,772           173,516                956,441
                                        ------------      ------------      ------------      ------------      -----------------
Total expenses                                88,445           118,716           172,841           198,512              1,538,898
                                        ------------      ------------      ------------      ------------      -----------------

Operating loss                               (88,445)         (118,716)         (172,841)         (198,512)            (1,538,898)

OTHER INCOME (EXPENSE)
    Interest income (expense), net            (3,200)            1,853            (5,225)            1,852                (32,381)
    Loss on sale of assets                        --                --                --                --                 (1,231)
                                        ------------      ------------      ------------      ------------      -----------------
Loss before income taxes                     (91,645)         (116,863)         (178,066)         (196,660)            (1,572,510)

Provision for income taxes                        --                --                --                --                     --
                                        ------------      ------------      ------------      ------------      -----------------
    Net loss                            $    (91,645)     $   (116,863)     $   (178,066)     $   (196,660)     $      (1,572,510)
                                        ============      ============      ============      ============      =================
    Basic and diluted loss per share    $      (0.01)     $      (0.01)     $      (0.02)     $      (0.02)
                                        ============      ============      ============      ============
    Outstanding shares                    10,607,694        10,607,694        10,607,694        10,598,377
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

                                        COLORADO WYOMING RESERVE COMPANY
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                        CONSOLIDATED CASH FLOW STATEMENTS


                                                                  SIX MONTHS ENDED
                                                                     DECEMBER 31,                PERIOD FROM
                                                            ----------------------------      JANUARY 1, 1999 TO
                                                                   2001             2000       DECEMBER 31, 2001
                                                            -----------      -----------      ------------------
Cash flows from operating activities:
Net loss                                                    $  (178,066)     $  (196,660)     $(1,572,510)
   Adjustments to reconcile net loss to net used in
      operating activities:
      Depletion, depreciation and amortization                      210              325            6,110
      Loss on asset sale                                             --               --            1,231
      Amortization of note payable discount                          --               --           35,000
      Exploration cost paid by joint venture                     48,634           18,074          410,401
      Equity issued as compensation                                  --               --           95,600

      Changes in current assets and liabilities:
          Receivables                                               674               --            1,278
          Payables                                               63,953           65,878          127,622
          Other                                                      --               --            2,064
                                                            -----------      -----------      -----------
Net cash (used in) operating activities                         (64,595)        (112,383)        (893,204)

Cash flows from investing activities:
      Additions to unproved properties                          (24,078)              --          (97,058)
      Unproved property cost recovery                                --           15,769          189,767
      Asset purchases                                                --               --           (1,269)
      Proceeds from asset sale                                       --               --           (2,354)
                                                            -----------      -----------      -----------
Net cash (used in) provided by investing activities             (24,078)          15,769           89,086

Cash flows from financing activities:
      Sale of common stock                                           --               --          784,456
      Advances from joint venture                                    --               --          130,509
      Repayments of joint venture advances                      (14,509)              --          (14,509)
      Notes payable                                              31,000               --           31,000
      Repayment of notes payable                                     --           99,000         (130,000)
                                                            -----------      -----------      -----------
Net cash provided by financing activities                        16,491           99,000          801,456
                                                            -----------      -----------      -----------

Net (decrease) increase in cash and equivalents                 (72,182)           2,386           (2,662)
Cash and equivalents at beginning of period                      72,711              208            3,191
                                                            -----------      -----------      -----------

Cash and equivalents at end of period                       $       529      $     2,594      $       529
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

                   Periods Ended December 31, 2001 and 2000

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

      In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At December 31, 2001, the Company had a balance owing the Farmees of $122,000. The note was due and payable in full on September 28, 2001, and remains unpaid as of May 13, 2002.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as its ability to raise capital suffici8ent enough to repay outstanding indebtedness, to fund its share of maintaining and marketing the Project and to participate in future Paradox Basin activities, the Company's use of proceeds from any financing or sale of its interest, the Company's beliefs regarding results of the Seismic survey and the next phase of development, volatility of common Stock prices, anticipated lack of revenues, anticipated losses, plans to market the Project to third parties and the effect of the application of certain accounting rules. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments and the factors identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, under the caption "Business-Risk Factors.". Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PLAN OF OPERATIONS

At December 31, 2001, the Company had no cash, no operations and no revenues.

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

The Company plans to raise funds to meet its obligation to fund its 42.5 percent share of the costs of maintaining the Paradox Basin Project leasehold (estimated at $33,000 per year) and the costs of marketing the Project, to repay the $122,000 borrowed under the Credit Agreement and due and payable in full on September 28, 2001, and to pay existing accounts payable. If the Company is not successful in raising additional capital to fund its short term needs, the Company may have to liquidate and stockholders may suffer a complete loss of their investment.

If the Company and the Farmees elect to sell the property, the Company intends to use its share of the proceeds to pay outstanding obligations, including the $122,000 due under the Credit Agreement and existing accounts payable. Remaining proceeds, if any, may be used to purchase new oil and gas leases. If the joint venture elects to enter into a farmout agreement with an industry partner or to drill an exploratory well or wells, the Company would need significant additional financing. If an industry partner is brought in to drill or if the Company is not successful in raising additional capital, its interests in the Project would be further reduced. The failure to raise additional capital could also lead to forfeiture of the Company's interest in the Project.

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