Form 10QSB
period 2002-03-31
COLORADO WYOMING RESERVE CO
filed 2002-05-17
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

               COLORADO WYOMING RESERVE COMPANY
               (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2002


CURRENT ASSETS:
    Cash and cash equivalents                                       $    10,380
    Accounts receivable                                                  17,912
                                                                    -----------
Total current assets                                                     28,292

PROPERTY AND EQUIPMENT:
    Unproved oil and gas properties                                      56,786
    Other property and equipment                                         14,914
                                                                    -----------
                                                                         71,700

    Less accumulated depreciation, other property and equipment         (14,736)
                                                                    -----------
        Net property and equipment                                       56,964

    Other                                                                 1,160
                                                                    -----------
Total assets                                                        $    86,416
                                                                    ===========

CURRENT LIABILITIES:
    Trade accounts payable                                          $    58,201
    Other accrued liabilities                                            30,492
    Related party payables:
      On account                                                        268,889
      Note payable to joint venture                                     147,000
    Notes payable                                                        52,800
                                                                    -----------
Total current liabilities                                               557,382


EQUITY
    Common Stock, $.01 par value: authorized-
         75,000,000 shares; issued and outstanding-
         10,607,694                                                     106,077
    Additional paid-in capital                                        5,336,976
    Warrants                                                            148,100
    Accumulated deficit:
      Before entering the development stage                          (4,441,241)
      After entering the development stage                           (1,620,878)
                                                                    -----------
                                                                     (6,062,119)
                                                                    -----------
                                                                       (470,966)
                                                                    -----------
Total liabilities and equity                                        $    86,416
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

                                                      COLORADO WYOMING RESERVE COMPANY
                                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (UNAUDITED)


                                               QUARTERS ENDED                      NINE MONTHS ENDED
                                                 MARCH 31,                              MARCH 31,                 PERIOD FROM
                                       ------------------------------      ------------------------------      JANUARY 1, 1999 TO
                                            2002              2001              2002              2001           MARCH 31, 2002
                                       ------------      ------------      ------------      ------------      ------------------
 REVENUES                              $         --      $         --      $         --      $         --      $              --

 EXPENSES
    Exploration cost                         14,293            40,227            69,152            64,898                590,640
    Depreciation,
       depletion and amortization               105               106               315               431                  6,215
    General and administrative               30,028           119,248           147,800           292,764                986,469
                                       ------------      ------------      ------------      ------------      -----------------
 Total expenses                              44,426           159,581           217,267           358,093              1,583,324
                                       ------------      ------------      ------------      ------------      -----------------

 Operating loss                             (44,426)         (159,581)         (217,267)         (358,093)            (1,583,324)

 OTHER INCOME (EXPENSE)
    Interest income (expense), net           (3,938)            6,030            (9,163)            7,882                (36,318)
    Loss on sale of assets                       --                --                --                --                 (1,231)
                                       ------------      ------------      ------------      ------------      -----------------
 Loss before income taxes                   (48,364)         (153,551)         (226,430)         (350,211)            (1,620,873)

 Provision for income taxes                      --                --                --                --                     --
                                       ------------      ------------      ------------      ------------      -----------------
    Net loss                           $    (48,364)     $   (153,551)     $   (226,430)     $   (350,211)     $      (1,620,873)
                                       ============      ============      ============      ============      =================

    Basic and diluted loss per share   $       (.01)     $      (0.01)     $      (0.02)     $      (0.03)
                                       ============      ============      ============      ============

    Outstanding shares                   10,607,694        10,607,694        10,607,694        10,607,694
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

                                         COLORADO WYOMING RESERVE COMPANY
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                         CONSOLIDATED CASH FLOW STATEMENTS


                                                             NINE MONTHS ENDED
                                                                   MARCH 31,                 PERIOD FROM
                                                         ----------------------------      JANUARY 1, 1999 TO
                                                              2002             2001          MARCH 31, 2002
                                                         -----------      -----------      ------------------
Cash flows from operating activities:
Net loss                                                 $  (226,430)     $  (350,211)     $      (1,620,874)
   Adjustments to reconcile net loss to net used in
      operating activities:
      Depletion, depreciation and amortization                   315              431                  6,215
      Loss on asset sale                                          --               --                  1,231
      Amortization of note payable discount                       --               --                 35,000
      Exploration cost paid by joint venture                  56,295           43,532                418,062
      Equity issued as compensation                               --           74,000                 95,600

      Changes in current assets and liabilities:
         Receivables                                         (15,390)              --                (14,786)
         Payables                                            130,466           87,762                194,135
         Other                                                    --               --                  2,064
                                                         -----------       ----------      ------------------
Net cash (used in) operating activities                      (54,744)        (144,486)              (883,353)

Cash flows from investing activities:
   Additions to unproved properties                          (24,078)              --                (97,058)
   Unproved property cost recovery                                --           15,768                189,767
   Asset purchases                                                --               --                 (1,269)
   Proceeds from asset sale                                       --               --                 (2,354)
                                                          -----------      -----------      -----------------
Net cash (used in) provided by investing activities          (24,078)          15,768                 89,086

Cash flows from financing activities:
   Sale of common stock                                           --               --                784,456
   Advances from joint venture                                    --           26,509                130,509
   Repayments of joint venture advances                      (14,509)              --                (14,509)
   Notes payable                                              31,000               --                 31,000
   Repayment of notes payable                                     --          109,000               (130,000)
                                                          -----------      -----------      -----------------
Net cash provided by financing activities                     16,491          135,509                801,456
                                                          -----------      -----------      -----------------

Net (decrease) increase in cash and equivalents              (62,331)           6,791                  7,189
Cash and equivalents at beginning of period                   72,711              208                  3,191
                                                          -----------      -----------      -----------------

Cash and equivalents at end of period                    $    10,380      $     6,999      $          10,380
                                                          ===========      ===========      =================


  The accompanying notes are an integral part of these financial statements.

                       COLORADO WYOMING RESERVE COMPANY
                          ("CWYR" or the "Company")

                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

                    Periods Ended March 31, 2002 and 2001

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

      In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At March 31, 2002, the Company had a balance owing the Farmees of $122,000. The note was due and payable in full on September 28, 2001, and remains unpaid as of May 13, 2002.

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

PLAN OF OPERATIONS

At March 31, 2002, the Company had no cash, no operations and no revenues.

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