Form 10KSB
period 2002-06-30
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

File No. 0-09482

COLORADO WYOMING RESERVE COMPANY

(Name of Small Business Issuer as Specified in its Charter)

Wyoming	83-0246080
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

751 Horizon Court, Suite 205, Grand Junction, Colorado	81506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (970) 255-9995

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

YES   [X]              NO  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: None

As of June 27, 2005, 10,807,694 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $10,749,858 based on the closing price of the Company's Common Stock of $1.75, as reported by the NASD based on the Other OTC on June 27, 2005.

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

STRATEGY

The Company is currently focusing its exploratory efforts on its mineral interests in approximately 64,000 gross leased acres (approximately 25,500 net leased acres) in the central Paradox Basin of southeastern Utah (the "Paradox Basin Project" or the "Project"). During fiscal 2001, the Company obtained a 3-D seismic survey (the "Seismic Survey") covering a 26 square mile portion of its Paradox Basin leasehold position. The survey results indicate that further exploratory work is warranted on the Paradox Basin Project. Together with its joint venture partners, CWYR has recently undertaken drilling and intends to raise additional capital in order to be able to participate in the next phase of development of the Paradox Basin Project.

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

On September 25, 2002, Colorado Wyoming Reserve Company (the "Company") entered into a Farmout Agreement (the "2002 Farmout Agreement") with ST Oil Company, a Nevada corporation, and The Shoreline Companies, LLC, a Colorado limited liability company (collectively, the "Farmees"). The Company owns a 42.5% working interest and the Farmees collectively own a 34.5% working interest in certain oil and gas leases covering approximately 64,000 acres of land located in the Paradox Basin in San Juan County, Utah. J. Samuel Butler, a director of the Company till September 22, 2005, and a stockholder of the Company, is also President and Chief Executive Officer and a stockholder of ST Oil Company. F. Robert Tiddens and John F. Greene, directorsof the Company till September 22, 2005, and stockholders of the Company, are also directors and 50% stockholders of The Shoreline Companies, LLC.

Under the 2002 Farmout Agreement, the Farmees have agreed to drill a test well in the Remington Prospect, which covers approximately 1,440 acres in the Paradox Basin. The well must be drilled to a certain depth on or after November 15, 2002. The Company, as Farmor, will have the option to either participate in the drilling of the first test well for its proportionate share or to farmout its interest to the Farmees. If the Company wants to participate in the first test well, the Company must submit its proportionate share of the estimated drilling costs within 10 days of receipt of a notice to commence drilling. The Company's failure to submit drilling costs within such time will be deemed the Company's election not to participate and to farmout its interests to the Farmees.

If the Company elects not to participate, all costs and expenses incurred or arising out of the drilling, testing, completing and equipping or the plugging and abandoning the first test well would be borne by the Farmees.

If Farmees commence and drill the first test well to contract depth, the Farmees will earn all of the Company's right, title and interest in the 160-acre drillsite tract in the Remington Prospect as to all depths, and the right to designate within 90 days after reaching contract depth in the first test well, a second 160-acre drillsite tract for a second test well to be located within the Remington Prospect, within which Farmees shall earn at Farmor's option either (i) 60% of the Company's 42.5% interest in the second drillsite tract if the Company elects to participate for its remaining 40% interest in the second test well or (ii) all of the Company's interest in and to the second drillsite tract and second test well subject to a back-in (described below). The Farmees must make their designation within 90 days by giving notice to the Company, and the Company will have 10 days within receipt of the Farmees' designation to give notice of its election to participate or not. Interests shall be assigned to and from the Farmees with 66.67% of the interest going to ST Oil Company and 33.33% going to The Shoreline Companies, LLC.

For 30 days following receipt of written notice of payout (defined below) from Farmees, Farmor will have the option to back-in for 30% of the interest previously assigned from the Company to the Farmees in the first drillsite tract for the first test well and the second drillsite tract for the second test well. Within 10 days of receiving the Company's election to back-in at payout for the first test well or the second test well, Farmees shall re-assign 30% of the interest in the corresponding drillsite tract previously assigned by the Company to the Farmees.

Payout for the first test well means the day the Farmees have recovered from proceeds of production attributable to the first test well, less royalties, overriding royalties and other lease burdens, and production taxes (ie. ad valorem, severance, conservation and similar taxes assessed on production), 100% of all costs and expenses, tangible and intangible, incurred by Farmees in the drilling, testing, completing and equipping the first test well, together with all of the operating costs and expenses incurred during payout. Payout for the second test well means the day when Farmees have recovered from proceeds of production attributable to the second test well, less royalties, overriding royalties and other lease burdens, and production taxes, 300% of all costs and expenses, tangible and intangible, incurred by Farmees in the drilling, testing, completing and equipping the second test well, together with all of the operating costs and expenses incurred during payout.

Costs and expenses associated with drilling, testing, completing and equipping wells drilled subsequent to the drilling of the first test well and/or the second test well in the Remington Prospect will be borne by the Company and the Farmees in accordance to their proportionate ownership.

The leases in the Remington Prospect remain subject to the Tax Partnership Agreement, attached to the Farmout Agreement, dated effective September 22, 2000 (the "2000 Farmout Agreement"), among the Farmor, the Farmees and FM Energy LLC (whose rights and interests were subsequently transferred to Moore Energy LLC). Pursuant to the 2000 Farmout Agreement, the Company assigned 50% of its mineral working interests in and to certain oil and gas leases covering approximately 64,000 acres of land located in the Paradox Basin in San Juan County, Utah, to the Farmees and Moore Energy LLC upon completion by the Farmees and Moore Energy LLC of seismic testing. Prior to commencement of the seismic survey, the Company sold an additional 7.5% of its mineral working interests to the Farmees and Moore Energy LLC in February 2001 for $150,000.

The Company, the Farmees and Moore Energy executed an operating agreement, with ST Oil Company as the operator, to govern the rights and obligations of the parties to all lands covered by the leases in the Remington Prospect.

CREDIT AGREEMENT

In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2002 and 2001, the Company had a balance owing the Farmees of $122,000 and $130,509 respectively. The note was due and payable in full on September 28, 2001, and remains unpaid as of June 27, 2005.

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

EMPLOYEES

As of June 27, 2005, the Company had one full-time employee. The Company employs consultants as needed.

RISK FACTORS

THE COMPANY HAS NO CASH, NO OPERATIONS AND NO REVENUES AND COULD BE FORCED TO LIQUIDATE; AS A RESULT, STOCKHOLDERS MAY SUFFER A COMPLETE LOSS OF THEIR INVESTMENT.

CWYR has a history of operating losses, and it is anticipated that those losses will continue for the foreseeable future. The Company continues to incur costs related to maintaining its interests in its properties as well as general and administrative costs. In addition, CWYR will require substantial additional capital to further explore and develop its properties and to acquire additional properties. The Company currently has no cash. The Company does not currently have any producing properties, and therefore has no prospects for a positive revenue stream in the near future. The Company is in default for nonpayment of its $110,000 loan under the Credit Agreement. The Company will need to raise additional capital through a debt or equity financing in the immediate future in order to fund its share of maintaining and marketing the Paradox Basin Project, to acquire additional properties pursuant to the AMI provision of the Farmout Agreement or otherwise, to cover its general and administrative expenses and to repay outstanding indebtedness. If the Company is successful in raising additional equity capital, a substantial discount to prevailing market prices may be required, resulting in significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining additional financing on terms acceptable to it, if at all. The Company's failure to obtain additional financing would have a material adverse effect on the Company's business and financial position, and, as a result, CWYR may have to liquidate and stockholders may suffer a complete loss of their investment.

THE COMPANY IS DEPENDENT ON A SINGLE PROJECT; IF THE PARADOX BASIN PROJECT IS NOT SUCCESSFUL, THE COMPANY WOULD BE MATERIALLY ADVERSELY AFFECTED.

CWYR's only properties are its mineral interests in the Paradox Basin. The Company, together with the Farmees, have recently begun drilling in the Paradox Basin Project. The results of the Seismic Survey indicate that additional exploratory work is warranted. The Company may not be able to fund its share of developing the Project and its interest in the Project could consequently be reduced or forfeited. The Company may expend significant funds only to determine that the properties do not contain reserves. If the Company's exploration efforts on the Paradox Basin Project fail, the Company could be forced to liquidate and stockholders may suffer a complete loss of their investment.

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

THE ABSENCE OF A LIQUID MARKET FOR CWYR COMMON STOCK COULD HARM THE ABILITY OF STOCKHOLDERS TO SELL SHARES OF CWYR COMMON STOCK.

Due to the Company's extended delay in filing its Annual Reports on Form 10-KSB for the year ended June 30, 2001, the National Association of Securities Dealers (the "NASD") has removed the Company from the OTC Bulletin Board System ("OTCBBS"). Because the Company's Common Stock, par value $0.01 per share ("Common Stock"), is not able to trade on the OTCBBS, stockholders may be unable to sell their shares of Common Stock.

The Company is delinquent in filing its Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2002, December 31, 2002, March 31, 2003, September 30, 2003, December 31, 2003, March 31, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 and its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2003, and 2004, and as a result, the Company is able to trade only on the "pink sheets" maintained by Pink Sheets LLC.

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

THE COMPANY'S DELINQUENCY IN FILING EXCHANGE ACT REPORTS COULD LIMIT THE ABILITY OF STOCKHOLDERS TO SELL RESTRICTED SHARES OF CWYR COMMON STOCK.

The Company is delinquent in filing its Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2002, December 31, 2002, March 31, 2003, September 30, 2003, December 31, 2003, March 31, 2004, September 30, 2004, December 31, 2004, and March 31, 2005. The Company was delinquent in filing its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 1999, 2001 and 2002 and is delinquent in filing its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2003 and 2004. The Company's delinquency in filing such reports could have an impact on the ability of its stockholders to sell restricted shares of Common Stock pursuant to the exemption from registration provided by Rule 144 of the Securities Act of 1933, as amended.

LIMITED SHARE TRADING, STOCK PRICE VOLATILITY AND FUTURE ISSUANCES COULD ADVERSELY AFFECT THE PRICE OF CWYR COMMON STOCK.

Historically, trading in the Company's stock has been sporadic and the stock price has been volatile. Sales of substantial amounts of Common Stock by CWYR's principal stockholders in the public market could adversely affect the prevailing market price of the Common Stock. In addition, CWYR has granted options and issued warrants to purchase 6,424,666 shares of Common Stock, all of which are presently exercisable. Future issuances upon exercise of options or warrants could cause substantial dilution to stockholders.

THE COMPANY'S EXPLORATION ACTIVITIES ARE CONTROLLED BY THIRD PARTIES.

The Company's current exploration activities are being conducted and controlled by third parties. The Company has a minority interest in the Paradox Basin Project, so its ability to control the future exploration activities under the Farmout Agreement is limited.

CONFLICTS OF INTEREST MAY HARM THE INTERESTS OF STOCKHOLDERS.

J. Samuel Butler, F. Robert Tiddens and John F. Greene, who were all directors and stockholders of the Company until September 22, 2004, are officers, directors and/or stockholders of the Farmees under the Farmout Agreement. The Company is in default on payment of the $110,000 loan from the Farmees pursuant to the terms of the Credit Agreement. In addition Mr. Butler is the President of Trinity Petroleum Management, LLC ("Trinity"), a privately-held company providing accounting and other administrative services to CWYR. See Item 12, "Certain Relationships and Related Transactions." The continuation of certain related party transactions and the interests that the Company's directors and stockholders have in other enterprises, including the Farmees, may result in conflicts of interest between the Company and such individuals. For example, the ownership interests of the Farmees in the Paradox Basin Project would increase if the Company fails to fund it share of maintaining the project. Conflicts of interest may not be resolved in a manner favorable to the Company.

CONTROL BY INSIDERS MAY PREVENT A CHANGE IN CONTROL OR ASSET SALE THAT WOULD BE IN THE BEST INTERESTS OF STOCKHOLDERS.

Of the Company's shares of Common Stock currently outstanding, approximately 20 percent is held by the Company's directors, officer and affiliates. In addition, options or warrants for 2,400,000 shares of Common Stock have been granted to the Company's directors, officer and affiliates, all of which are currently outstanding and presently exercisable. If all such currently exercisable options were exercised, the Company's directors, officers and affiliates would beneficially own approximately 42 percent of the total outstanding shares of Common Stock of CWYR. Consequently, they are able to exercise significant control over all matters requiring stockholder approval. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of CWYR or a sale of CWYR's assets.

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

ACREAGE

The following table sets forth the Company's approximate working interest in undeveloped acreage, all of which is located in the central Paradox Basin, San Juan County, Utah, at June 30, 2002:

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

PRODUCING WELLS

CWYR owned no productive oil and gas wells or developed acreage at June 30, 2002.

OTHER

During fiscal 2002 and 2001:

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

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER

MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock was traded on the NASD's Over-the-Counter Bulletin Board System (the "OTCBB") until November 20, 2001. Since that date the stock has traded under the symbol “CWYR” on the Other OTC or otherwise known as the “Grey Market”. Grey Market is the trading of a security that is not listed on any stock exchange or quoted on the Pink Sheets or the OTCBB. Other OTC trades are reported to the NASD so investors can track price and volume; however bids and offers are not collected in a central spot so Best Execution of orders is difficult.

Once the Company has filed all past due Annual and Quarterly Reports, management intends to seek the resumption of quotation of its Common Stock on the OTC Bulletin Board.

The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD in the Other OTC for the periods indicated. The bid prices represent prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of CWYR has been minimal.

  For the Quarter Ended        Low        High

---------------------------  ---------  --------

September 30, 2000           $ .22      $   1.00

December 31, 2000            $ .25      $    .66

March 31, 2001               $ .28      $    .50

June 30, 2001                $ .26      $    .75

September 30, 2001           $ .21      $    .57

December 31, 2001            $ .05      $   .625

March 31, 2002               $ .05      $   1.25

June 30, 2002                $ .25      $    .55

The number of record holders of Common Stock of CWYR as of June 27, 2005 is estimated to be 2,756. The closing price as of that date, as quoted on the Other OTC under the symbol CWYR was $1.75.

No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2002.

On November 14, 2002, the Company closed a private placement of convertible notes to accredited investors for $280,000. The Convertible Notes are convertible into Common Stock at a conversion rate equal to the principal amount of each Convertible Note (plus accrued and unpaid interest) divided by the conversion price of $.30 per share of Common Stock. Repayment of the Convertible Notes is due on November 14, 2007, or on a sale of substantially all the assets of the Company, bankruptcy or liquidation of the Company occurring prior to November 14, 2007. The Convertible Notes are redeemable at the option of the Company for the principal amount of such Convertible Notes, plus accrued and unpaid interest any time after November 14, 2004. The use of proceeds from the private placement was as follows:

- $75,000 to repay indebtedness owed to Kim Fuerst, President and Chief Executive Officer and a stockholder of the Company, for expenses that Mr. Fuerst paid on behalf of the Company (including lease payments, rent payments, telephone bills, etc.), for four months of the 33 months of unpaid but accrued salary that the Company owes Mr. Fuerst and for a loan that Mr. Fuerst made to the Company so that the Company could make lease rental payments;

- an aggregate of approximately $68,000 to repay amounts due Trinity Petroleum Management, Butler Resources and ST Oil Company, each of which is an affiliate of J. Samuel Butler, a director and stockholder of the Company, for accounting services, reimbursement for payment of escrow fees for the private placement and reimbursement for payment of delay rentals and lease acquisitions;

- approximately $24,000 to the farmees under the Farmout Agreement, dated September 28, 2000, between the Company as farmor and the Shoreline Companies LLC, Moore Energy LLC and ST Oil Company as farmees (certain directors and stockholders of the Company are directors, officers and controlling stockholders of ST Oil Company, the Shoreline Companies LLC and Moore Energy LLC) for reimbursement for payment of delay rentals and lease acquisitions; and

- approximately $60,000 to repay existing indebtedness to the Company's accountants, auditors, legal counsel and other trade accounts.

The remaining $38,000 of the proceeds from the private placement will be used for general corporate purposes.

Effective September 22, 2004, J. Samuel Butler, F. Robert Tiddens, and John Green resigned from the board of directors of the Colorado Wyoming Reserve Company (the "Company"). None of Messrs. Butler's, Tiddens', or Green's resignations were a result of any disagreement with the Company or any matter relating to the Company's operations, policies, or procedures.

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

PLAN OF OPERATIONS

At June 27, 2005, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

At June 27, 2005, the following major events have taken place since June 2001:

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

On December 9, 2002 results of the first test well on the Remington Prospect, which well covers approximately 160 acres of the 26 square mile (16,640 acres) portion of the Company's Paradox Basin leasehold position encompassed by the 3-D seismic survey acquired by the Company during fiscal 2001 (the "3-D Seismic Area"), were unsuccessful. The Company plans to review the 3-D seismic data and the sub surface data obtained by drilling the test well to determine whether future shallow zone exploration in the Remington Prospect and in the 3-D Seismic Area is warranted. In addition, the Company intends to study ways of developing the deeper horizon potential identified by the 3-D seismic survey.

On December 17, 2003, pursuant to the terms of a farmout agreement, Colorado Wyoming Reserve Company (the “Company”) elected to participate in the extension of an assignment of a lease regarding land located in San Juan County, Utah. The Company has a 42.5% working interest in the lease, and the lessor is the Department of the Interior.

On January 5, 2004, pursuant to the terms of a farmout agreement, the Company elected to participate in the acquisition of an oil and gas lease with respect to two wells located in San Juan County, Utah. The lessor is the Bureau of Land Management, and the Company and the other participants intend to recomplete the two wells upon resolution of certain contractual obligations and other issues.

On March 3, 2005, the Company confirmed its proprietary "3-D" Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah.  The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the West Lisbon structure, 3 ½ miles southwest of the 155 million barrel oil equivalent Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The wells are awaiting pipeline contract and hook-up.

The Company owns 10.6% APO of this 700-acre structure and 10.6% of the surrounding 8,960 acres.  Further additional seismic work in light of this successful discovery is anticipated on the structure.

The Company owns 42 ½ % of two other, “3-D” delineated, structures in the Paradox Basin Project.  Additionally, the Company will have 42 ½ % of two other, tentatively identified, structures in the area.

In the fall of 2005 the Company plans additional “3-D” Seismic science work in the whole of the Paradox Basin Project area as well as a development drilling program in the West Lisbon structure.  Also in the summer of 2005 the two delineated structures are anticipated to be explored.

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

ITEM 7. FINANCIAL STATEMENTS

      PAGE

Independent Auditor's Report

15

Balance Sheet as of June 30, 2002

16

Statements of Operations for the Years Ended June 30, 2002 and June 30, 2001

and the Period from January 1, 1999 through June 30, 2002

17

Statements of Stockholders' Equity for the Years Ended June 30, 2002

and June 30, 2001

18

Cash Flow Statements for the Years Ended June 30, 2002 and June 30, 2001

and the Period from January 1, 1999 through June 30, 2002

19

Notes to the Financial Statements

20

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Colorado Wyoming Reserve Company

Grand Junction, Colorado

I have audited the accompanying balance sheet of Colorado Wyoming Reserve Company as of June 30, 2002, the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company as of June 30, 2002, and the results of its operations and cash flows for the year ended June 30, 2002 in conformity with U.S. generally accepted accounting principles.

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

/s/ Arshad Farooq

ARSHAD FAROOQ CPA

Ontario, California

June 28, 2005

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

JUNE 30, 2002

CURRENT ASSETS:

   Cash and cash equivalents                         $     595

   Accounts receivable                                  19,094

                                                     -----------

Total current assets                                    19,689

PROPERTY AND EQUIPMENT:

   Unproved oil and gas properties                      57,610

   Other property and equipment                         14,914

                                                     -----------

                                                        72,524

   Less accumulated depreciation, other property

    and equipment                                      (14,841)

                                                     -----------

      Net property and equipment                        57,683

   Other                                                 3,660

                                                     -----------

Total assets                                         $  81,032

                                                     ===========

CURRENT LIABILITIES:

   Trade accounts payable                            $ 235,314

   Other accrued liabilities                           179,253

   Related party payables:

      On account                                        83,383

      Advances from Lightening Draw                    122,000

      Note payable to joint venture                     25,000

                                                     -----------

Total current liabilities                              644,950

EQUITY

   Common Stock, $.01 par value: authorized--

        75,000,000 shares; issued and

        outstanding--10,607,694                        106,077

   Additional paid-in capital                        5,336,976

   Warrants                                            148,100

   Accumulated deficit:

        Before entering the development stage       (4,441,242)

        After entering the development stage        (1,713,825)

                                                     -----------

Total Equity                                          (563,914)

                                                     -----------

Total liabilities and equity                        $   81,032

                                                     ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

                                         Years Ended           Period From

                                           June 30,             January 1,

                                   -------------------------     1999 to

                                       2002         2001      June 30, 2002

                                   ------------------------- ---------------

REVENUES:                          $    -        $       -    $         -

EXPENSES:

   Exploration cost                   79,390       388,128        600,878

   Depreciation, depletion and

amortization                             420           536          6,320

   General and administrative        226,440       344,484      1,065,109

                                   ------------  -----------  ------------

Total expenses                       306,250       733,148      1,672,307

                                   ------------  -----------  ------------

Operating loss                      (306,250)     (733,148)    (1,672,307)

OTHER INCOME (EXPENSE)

   Interest income (expense)         (13,131)         7,384       (40,287)

   Loss on sale of assets                  -             -         (1,231)

                                   ------------  -----------  ------------

Income (Loss) before income taxes   (319,381)     (725,764)    (1,713,825)

Provision for income taxes                 -             -              -

   Net loss                       $ (319,381)   $ (725,764)  $ (1,713,825)

                                   ============  ===========  ============

   Basic and diluted loss per

share                              $   (0.03)    $   (0.07)

                                   ============  ===========

   Weighted average common

   shares outstanding              10,607,694    10,607,694

                                   ============  ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY

JUNE 30, 2002

                              Common Stock                                 Additional

                         ---------------------              Subscription     Paid-In     Accumulated

                           Shares    Par Value    Warrants   Receivable      Capital       Deficit        Total

                         ----------  ---------  ---------   ---------    -----------     ------------   ---------

BALANCE, JUNE 30, 2001   10,607,694  $106,077     $148,100    $            $5,336,976    $(5,835,686)   $(244,533)

Stock option exercise                                    -           -              -              -

 Sale of common stock             -         -            -           -              -              -

Net (loss) for the year

 ended June 30, 2002              -         -            -           -              -       (319,381)    (319,381)

                         ----------  --------     --------   ---------     ----------     ------------  ----------

BALANCE, JUNE 30, 2002               $106,077     $148,100   $       -      5,336,976     (6,155,067)    (563,914)

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                              Years Ended         Period From

                                                                June 30,           January 1,

                                                       -------------------------     1999 to

                                                           2002         2001      June 30, 2002

                                                       ------------------------- ---------------

Cash flows from operating activities:

Net loss                                               $(319,381)    $(725,764)   $(1,713,825)

   Adjustments to reconcile net loss to net

   cash used in operating activities:

   Depletion, depreciation and amortization                  420           536          6,320

   Loss on asset sale                                          -             -          1,231

   Amortization  of note payable discount                      -             -         35,000

   Loss from joint venture investment                          -       361,767        361,767

   Equity issued as compensation                               -        74,000         95,600

   Changes in current assets and liabilities:

     Receivables                                         (16,572)      (2,522)        (15,968)

     Payables                                            234,521       121,646        298,190

     Other                                                (2,500)          340           (436)

                                                     ------------   -----------   ------------

Net cash (used in) operating activities                 (103,512)     (169,997)      (932,121)

Cash flows from investing activities:

   Additions to unproved properties                       31,396       (53,776)       (41,584)

   Unproved property cost recovery                                     165,767        189,767

   Asset purchases                                                           -         (1,269)

   Proceeds from asset sale                                    -             -         (2,354)

                                                     ------------   -----------   ------------

Net cash provided by investing activities                  31,396      111,991        144,560

Cash flows from financing activities:

   Sale of common stock                                        -             -        784,456

   Advances from joint venture                                 -       130,509        130,509

   Repayment of note payable                                   -             -       (130,000)

                                                     ------------   -----------   ------------

Net cash provided by financing activities                      -       130,509        784,965

                                                     ------------   -----------   ------------

Net increase (decrease) in cash and equivalents           (72,116)      72,503         (2,596)

Cash and equivalents at beginning of period                72,711          208          3,191

                                                     ------------   -----------   ------------

Cash and equivalents at end of period                  $      595    $  72,711    $       595

                                                     ============   ===========   ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

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

As more fully discussed in Note 3, on September 28, 2000, the Company entered into a Farmout Agreement with ST Oil Company ("ST Oil"), FM Energy, LLC, (whose rights and interests were subsequently assigned to Moore Energy LLC ("Moore Energy") and The Shoreline Companies ("Shoreline") (collectively, "the Farmees"). The Farmout Agreement was entered into for the purpose of having a 3-D seismic survey (the "Seismic Survey") conducted on the Paradox Basin Project. The Seismic Survey was completed in August 2001.  On September 25, 2002, the Company entered into another Farmout Agreement with ST Oil and Shoreline.  This Farmout Agreement was entered into for the purpose of having a test well drilled on a certain portion of the Paradox Basin Project.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

NET LOSS ATTRIBUTABLE TO COMMON SHARES:

The Company has adopted SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by taking into account all potentially dilutive securities. The Company has not included potentially dilutive securities consisting of options and warrants to purchase 3.09 million shares in each of 2002 and 2001 because they would be anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS, continued

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

2. INCOME TAXES

No tax benefits from the losses incurred during fiscal 2002 and 2001 were recognized due to the substantial uncertainty as to their eventual utilization.

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

3. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,100 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement continues on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member of the Board of Directors of the Company until September 22, 2004, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity as part of the merger with Shoreline Resource Company, Inc. on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as a warrant to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

3. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS, Continued

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

Mr. Fuerst made advances on behalf of the Company in the form of interest-free loans of $14,000 and $6,086 in fiscal 2002 and 2001, respectively.

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

In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2002 and 2001, the Company had a balance owing the Farmees of $122,000 and $130,509 respectively. The note was due and payable in full on September 28, 2001, and remains unpaid as of June 27, 2005.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

3. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS, Continued

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

The following is a summary of the Company's option and warrant activity for the years ended June 30, 2002 and June 30, 2001:

                                                 June 30, 2002         June 30, 2001

                                            --------------------   --------------------

                                                       Weighted                Weighted

                                             Options   Average       Options   Average

                                               and     Exercise        and     Exercise

                                             Warrants   Price       Warrants    Price

                                            --------------------   --------------------

Options outstanding, beginning of year       3,090,000   $0.31      2,890,000    $0.31

Granted

  Exercise price same as market price               --      --        200,000    $0.343

  Exercise price less than market price             --      --             --       --

  Exercise price greater than market price          --      --             --       --

Expired                                             --      --             --       --

Exercised                                           --      --             --       --

                                            ----------             ----------

Options outstanding, end of year             3,090,000   $0.31      3,090,000    $0.31

                                            ====================   ====================

Exercisable at end of year                   3,090,000   $0.31      3,090,000    $0.31

                                            ====================   ====================

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

4. OPTIONS, WARRANTS AND RESERVED SHARES, Continued

Information on options and warrants outstanding at June 30, 2002:

                 Options and         Weighted         Options and

                    Warrants          Average            Warrants

  Exercise       Outstanding      Contractual         Exercisable

   Price         June 30, 2002           Life       June 30, 2002

-------------    ------------   --------------   -----------------

   $0.10             500,000             6                500,000

   $0.25           1,890,000             4.81           1,890,000

   $0.34             200,000             3.59             200,000

   $0.75             500,000             2.04             500,000

                 ------------                    -----------------

                   3,090,000             4.48           3,090,000

                 ============                    =================

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement and for shares issued to nonemployees. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of all options issued during 2001 (there were no options issued in fiscal 2002) was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

Risk free interest rate                               5.0%

Volatility factor                                     497%

Dividend yield                                         0%

Expected term of options                           five years

Weighted average fair value of options granted:

  Exercise price same as market price                $0.37

  Exercise price less than market price               n.a.

  Exercise price greater than market price            n.a.

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

4. OPTIONS, WARRANTS AND RESERVED SHARES

Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                         For the Years Ended June 30,

                                    ------------------------------------

                                          2002                 2001

                                    ----------------       -------------

Net loss as reported                  $ (319,381)           $ (725,764)

Pro forma                             $ (319,381)           $ (725,764)

Basic  loss per share as reported     $    (0.03)           $    (0.07)

Pro forma                             $    (0.03)           $    (0.07)

In February 2001, the company issued 200,000 options to two nonemployee directors exercisable at $0.343 per share, the market price on the date of grant. For financial reporting purposes, these shares were fair valued under the Black Scholes Option Valuation Model, and the Company recorded an expense of $74,000 related to the issuance of the options.

5. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs relating to oil and gas activities at June 30, 2002 and 2001 are as follows:

2002 2001 ---------- ---------- Unproved oil and gas properties $ 57,610 $ 89,006

Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2002 and 2001 are as follows:

2002 2001 ---------- ---------- Acquisition of unproved properties $ 24,078 $ 53,776

The Company had no oil and gas sales during the years ended June 30, 2002 and 2001. As such, it had no results of operations for oil and gas producing activities during each of those periods.

RESERVES (UNAUDITED)

The Company had no proved oil and gas reserves at June 30, 2002 and 2001.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

6. SUBSEQUENT EVENTS

Private Placement

During November 2002, the Company completed the private placement of Convertible Notes (“the Convertible Notes”) having a face value of $280,000.  A summary of the terms and conditions governing these convertible is as hereunder:

The Convertible Notes

Convertible Notes of the Company, convertible into shares of common stock, par value $0.01 per share.

Interest Rate

5.0% annual cumulative interest; payable during the first two years at the option of the Company in cash or additional convertible notes; payable thereafter in cash.

Repayment of Principal

Upon the earlier to occur of (i) Sale of substantially all the assets of the Company,

and Accrued and Unpaid

bankruptcy or liquidation of the Company or (ii) a date five years from the date of Interest issuance.

Security/Collateral

None

Conversion

The Convertible Notes are convertible into common stock at a conversion rate equal to  the principal amount of each convertible note divided by the conversion price of $0.30 per share of common stock.

Redemption Provision

Any time after November 2004, all or any portion of the Convertible Notes are redeemable at the option of the Company for the principal amount of such convertible notes, plus accrued and unpaid interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

On December 20, 2004 Hein & Associates LLP (“Hein & Associates”) was dismissed as independent auditor of Colorado Wyoming Reserve Company  (the "Company") in connection with the engagement of Arshad Farooq, CPA (“Farooq”) as the independent registered public accounting firm for the Company. Hein & Associates' reports in the Company's 10-KSB for each of the years ended June 30, 2001 and 2000, respectively, and all subsequent interim periods through March 31, 2002, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than reflecting an uncertainty as to the Company's ability to continue as a going concern.

During each of the two (2) years ended June 30, 2001 and 2000, and all subsequent interim periods through March 31, 2002, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Hein & Associates’ satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On December 20, 2004, the Company engaged Farooq as its independent registered public accounting firm to audit the Company's financial statements for the fiscal years 2002, 2003 and 2004. During each of the two (2) years ended June 30, 2001 and 2000, and all subsequent interim periods through March 31, 2002, the Company did not consult Farooq on any matters described in Item 304(a)(2)(i) of Regulation S-B. During each of the two (2) years ended June 30, 2001 and 2000, and all subsequent interim periods through March 31, 2002, the Company did not consult Farooq on any matters described in Item 304(a)(2)(ii) of Regulation S-B.

The decision to change accountants was approved by the Board of Directors of the Company on December 20, 2004.

ITEM 8A   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Company concluded that, subject to the limitations described below, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in annual reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting period.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE

WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the Company's sole executive officer and the members of the Board of Directors of the Company as of June 30, 2002.

          Name                 Age                     Position

-------------------------  ------------  --------------------------------------

Kim M. Fuerst                  51        President, Chief Executive Officer,

                                         Treasurer, Secretary and Director

J. Samuel Butler               57        Director*

John F. Greene                 62        Director*

F. Robert Tiddens              48        Director*

Rafiq A. Sayed                 48        Director

Dr. Syed A. Daud               38        Director

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

DR. SYED ASLAM DAUD has been a Director of the Company since December 1998. Dr. Daud is currently working as analyst and project manager with First Health Canada, Inc. in Toronto, Ontario, Canada, a position he has held since April 1999.  Before that he was Vice President, Investor Relations & Communications of Sayed Consulting Inc. in Toronto, Ontario, Canada, a position he had held since January 1996. During a nine-month period from December 1997 to September of 1998, Dr. Daud was also an Investor Relations and Communications officer of Trivalence Mining

Corporation. Prior to joining Sayed Consulting, Inc., he worked from September 1990 to October 1995 in various capacities at Shoppers Drug Mart and Shoppers Home Health Care (a division of Iamsco, Inc.), including Pharmacy System Trainer and Corporate Manager. Since 1994, Dr. Daud has served as national President of a non-profit youth organization. Dr. Daud is also the secretary and member of the board of directors for a non-profit housing organization.  He is also currently serving as the National General Secretary of a non-profit charitable organization.  Dr. Daud received his M.B.B.S. degree in Medicine and Surgery from Dow Medical College, University of Karachi, Pakistan.

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

*Effective September 22, 2004, J. Samuel Butler, F. Robert Tiddens, and John Green resigned from the board of directors of the Company. None of Messrs. Butler's, Tiddens', or Green's resignations were a result of any disagreement with the Company or any matter relating to the Company's operations, policies or procedures.

COMMITTEES AND MEETINGS

During the fiscal year ended June 30, 2002, the Board of Directors held one meeting. The Board of Directors of the Company has no established committees to which it has delegated any authority.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's directors, executive officers and persons who are beneficial owners of more than ten percent of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Commission and to furnish the Company with such reports. Based solely upon written representations it has obtained from certain of these persons, the Company believes that in the fiscal year ended June 30, 2001, Dr. Daud and Mr. Sayed had each failed to file a Form 5 to report the grant of an option.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for each of the Company's last three fiscal years by the Company to its chief executive officer.

SUMMARY COMPENSATION TABLE

                                       Annual Compensation     Long Term Compensation Awards

                                       -------------------   --------------------------------

                                                                        Awards

                                                             --------------------------------

  Name and Position(1)          Year        Salary ($)       Securities Underlying Options(#)

-----------------------        ------  ------------------    --------------------------------

Kim M. Fuerst                   2002            60,000                    --

Chief Executive Officer,        2001            60,000                    --

President, Treasurer            2000            60,000               500,000

and Secretary

(1) The Company had no other executive officer during the fiscal year ended June 30, 2002.

There were no stock option grants to the Company's executive officer during fiscal 2002. The Company does not grant stock appreciation rights.

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

The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officer as of June 30, 2002, as well as the value of unexercised "in the money" options at such date. No stock options were exercised by the named executive officer during the last fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

                           Number of Securities      Value of Unexercised In the

                          Underlying Unexercised        Money Options/SARs at

    Name                  Options/SARs At FY-End              FY-End

                                    (#)               Exercisable/Unexercisable

                          Exercisable/Unexercisable

----------------------    -------------------------  ---------------------------

Kim M. Fuerst                 1,000,000/0                    $150,000/0 (1)

------------------------

(1) Amount shown represents aggregated fair market value based upon the closing price on June 30, 2002, of $0.55 per share less the exercise price of $0.25 per share for 500,000 shares of the unexercised in-the-money options held. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise.

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

On September 22, 2004, Rafiq Sayed and Dr. Daud, directors of the Company, were granted options to purchase 800,000 shares and 50,000 shares, respectively, at $.25 per share, exercisable immediately and expiring on September 22, 2014.  A consultant was also granted options to purchase up to 1,250,000 shares at a price of $.25 per share, exercisable immediately and expiring on September 22, 2014.

Effective September 22, 2004 Rafiq Sayed was also appointed CFO of the Company at a salary of $10,000 per month.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of June 27, 2005, by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the Company's sole executive officer; and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such holders, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                              Number of         Percentage

              Name and Address                Shares(a)     Beneficially Owned (b)

------------------------------------------   -----------  ----------------------

Kim M. Fuerst.............................    3,112,500(c)           28.8%

       751 Horizon Court, Ste. 205

       Grand Junction, Colorado  81506

J. Samuel Butler*.........................      325,000(d)            3.0%

       1801 Broadway, Suite 600

       Denver, Colorado  80202

Syed A. Daud..............................      200,000(e)            1.9%

       64 Hainsworth Ct.

       Markham, Ontario  L3S1T5

       Canada

John F. Greene*...........................      453,303(f)            4.2%

       1569 Royal Buffalo Drive

       Silverthorne, Colorado  80498

Rafiq A. Sayed............................      1,208,600(g)         11.2%

       102 Avenue of the Estates

       Cary, North Carolina  27511

F. Robert Tiddens*........................      545,030(f)            5.0%

       8360 East Hinsdale Avenue

       Englewood, Colorado  80112

The James E. Moore Revocable Trust,.......    3,050,000(h)           28.2%

       u/d/t dated July 28, 1994

       7827 Berger Avenue

       Playa del Rey, California  90293

All executive officers and directors as a

group (three persons)......................   4,521,100(i)           41.8%

(a) All shares are owned both of record and beneficially unless otherwise specified by footnote to this table.

(b) Based on 10,807,694 shares of Common Stock outstanding at June 27, 2005.

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

(e) Includes 150,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan, and 50,000 shares issuable upon exercise of currently exercisable stock options granted September 22, 2004.

(f) Includes 100,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan.

(g) Includes 400,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan and 800,000 shares issuable upon exercise of currently exercisable stock options granted September 22, 2004.

(h) Includes 180,000 shares issuable upon exercise of currently exercisable warrants granted in connection with Bridge Loan and extensions thereof.

(i) Includes 2,400,000 shares issuable upon exercise of options and warrants.

*  Effective September 22, 2004, Messrs. Butler, Green and Tiddens resigned from the Board of Directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of transactions entered into between the Company and its executive officer and certain directors during the last two fiscal years.

CONSULTING AGREEMENTS

Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,100 per month (formerly $3,000 per month) and is reimbursed for third party expenses. The Trinity Agreement continues on a month-to-month basis, terminable upon 60 days written notice by either party. J. Samuel Butler, a member on the Board of Directors of the Company till September 22, 2004, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. During the fiscal years ended June 30, 2001, and June 30, 2000, the Company incurred fees to Trinity of $53,279 and $44,803, respectively, pursuant to the Trinity Agreement.

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

FINANCINGS

Kim Fuerst, a director, executive officer and principal stockholder of the Company, made advances on behalf of the Company in the form of interest-free loans of $14,000 and $6,086 during fiscal 2002 and 2001, respectively.

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

In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2002 and 2001, the Company had a balance owing the Farmees of $122,000 and $130,509 respectively. The note was due and payable in full on September 28, 2001, and remains unpaid as of June 27, 2005.

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

ITEM 14.  AUDIT FEES

The aggregate fees billed by Hein + Associates LLC for its audit of the Company’s annual financial statements and review of interim financial statements, including the Company’s Form 10-QSB reports for the fiscal year ended June 30, 2002, was $16.500.

The aggregate fees billed by Arshad Farooq CPA for its audit of the Company’s annual financial statements and review of interim financial statements, including the Company’s Form 10-QSB reports for the fiscal year ended June 30, 2002, was $10,000.

Audit-Related Fees

$16,500 and $15,817 in 2002 and 2001 respectively, by Hein & Associates LLC.

$10,000 and $-0- in 2002 and 2001, respectively, by Arshad Farooq CPA.

Tax  Fees

None in 2002 and 2001.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Hein + Associates or Arshad Farooq CPA, other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO WYOMING RESERVE COMPANY

Dated: June 29, 2005 By: /S/ KIM M. FUERST -------------------------------------- Kim M. Fuerst, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  June 29, 2005                By:  /s/ KIM M. FUERST

                                         --------------------------------------

                                         Kim M. Fuerst, President, Chief

                                         Executive Officer, Treasurer and

                                         Secretary (Principal Executive

                                         Officer)

Dated:  June 29, 2005                By:  /s/ RAFIQ A. SAYED

                                         --------------------------------------

                                         Rafiq A. Sayed, Director and

                                         Chief Financial Officer

                                         (Principal Financial Officer)

                                      By:  /s/ SYED A. DAUD

                                         --------------------------------------

Dated:  June 29, 2005                    Syed A. Daud, Director

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

            Form 8-K dated September 22, 2000.

10.31       Credit Agreement, dated September 22, 2000, by and among the

            Company, ST Oil Company, FM Energy LLC and The Shoreline Companies,

            LLC, incorporated by reference to the Company's Current Report on

            Form 8-K dated September 22, 2000.

10.32       Farmout Agreement, dated September 25, 2002, by and among the

            Company, ST Oil Company, and The Shoreline Companies,

            LLC, incorporated by reference to the Company's Current Report on

            Form 8-K dated September 25, 2002

14          Code of Business Conduct and Ethics of Colorado Wyoming Reserve Company

21          Subsidiaries of the Company:

            Shoreline Resource Company, Inc., a Colorado corporation

23          Consent of Arshad Farooq CPA

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer pursuant to U.S.C. 18,

            Section 1350

32.1        Certification of Chief Financial Officer pursuant to U.S.C. 18,

            Section 1350