Form 10QSB
period 2002-09-30
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes /X/       No /  /

There were 10,807,694 shares of the Registrant's $.01 par value common stock outstanding as of June 27, 2005.

Transitional Small Business Disclosure: Yes / /     No /X/

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

SEPTEMBER 30, 2002

CURRENT ASSETS:

    Cash and cash equivalents                                       $       145

    Accounts receivable                                                   1,181

                                                                    -----------

Total current assets                                                      1,326

PROPERTY AND EQUIPMENT:

    Unproved oil and gas properties                                      57,610

    Other property and equipment                                         14,914

                                                                    -----------

                                                                         72,524

    Less accumulated depreciation, other property and equipment         (14,841)

                                                                    -----------

        Net property and equipment                                       57,683

    Other                                                                 3,660

                                                                    -----------

Total assets                                                        $    62,669

                                                                    ===========

CURRENT LIABILITIES:

    Trade accounts payable                                          $   258,597

    Other accrued liabilities                                            19,166

    Related party payables:

      On account                                                        222,383

      Advances from Lightening Draw                                     122,000

      Note payable to joint venture                                      25,000

    Notes payable

                                                                    -----------

Total current liabilities                                               647,146

EQUITY

    Common Stock, $.01 par value: authorized-

         75,000,000 shares; issued and outstanding-

         10,607,694                                                     106,077

    Additional paid-in capital                                        5,336,976

    Warrants                                                            148,100

    Accumulated deficit:

          Before entering the development stage                      (4,441,242)

          After entering the development stage                       (1,734,388

                                                                     -----------

Total Equity                                                           (584,477)

                                                                    -----------

Total liabilities and equity                                        $    62,669

                                                                    ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                  QUARTERS ENDED

                                                                   SEPTEMBER 30,               PERIOD FROM

                                                        ------------------------------      JANUARY 1, 1999 TO

                                                            2002             2001           SEPTEMBER 30, 2002

                                                        ------------      ------------      ------------------

REVENUES                                                $         --      $         --       $              --

EXPENSES

   Exploration cost                                            7,497            44,099                 573,084

   Depreciation,

      depletion and amortization                                                   105                   6,005

   General and administrative                                 12,910            40,192                 891,771

                                                        ------------      ------------         ----------------

Total expenses                                                20,407            84,396               1,470,860

                                                        ------------      ------------         ----------------

Operating loss                                               (20,407)          (84,396)             (1,470,860)

OTHER INCOME (EXPENSE)

   Interest income (expense), net                               (156)           (2,025)                (29,337)

   Loss on sale of assets                                         --                --                  (1,231)

                                                        ------------      ------------        -----------------

Income (Loss) before income taxes                            (20,563)          (86,421)             (1,501,428)

Provision for income taxes                                        --                --                       --

                                                        ------------      ------------        -----------------

   Net loss                                             $    (20,563)     $    (86,421)        $    (1,501,428)

                                                        ============      ============        =================

   Basic and diluted loss per share                     $      (.002)     $      (0.01)

                                                        ============      ============

   Outstanding shares                                     10,607,694        10,607,694

                                                        ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                                QUARTERS ENDED

                                                                 SEPTEMBER 30,                 PERIOD FROM

                                                         ----------------------------      JANUARY 1, 1999 TO

                                                              2002             2001        SEPTEMBER 30, 2002

                                                         -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                 $   (20,563)     $   (86,419)     $      (1,734,388)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                    --              105                  6,320

      Loss on asset sale                                          --               --                  1,231

      Amortization of note payable discount                       --               --                 35,000

      Loss from joint venture investment                          --           42,768                361,767

      Equity issued as compensation                               --               --                 95,600

      Changes in current assets and liabilities:

         Receivables                                         (17,913)             866                (33,881)

         Payables                                              4,636            8,556                302,826

         Other                                                                     --                   (436)

                                                         -----------       ----------      ------------------

Net cash (used in) operating activities                      (33,840)         (34,124)              (965,961)

Cash flows from investing activities:

   Additions to unproved properties                               --          (24,078)               (41,584)

   Unproved property cost recovery                            31,396               --                221,163

   Asset purchases                                             1,994               --                    725

   Proceeds from asset sale                                       --               --                 (2,354)

                                                          -----------      -----------      -----------------

Net cash (used in) provided by investing activities           33,390          (24,078)               177,950

Cash flows from financing activities:

   Sale of common stock                                           --               --                784,456

   Advances from joint venture                                    --                                 130,509

   Repayment of joint venture advances                            --          (14,509)                    --

   Repayment of notes payable                                     --               --               (130,000)

                                                          -----------      -----------      -----------------

Net cash provided by financing activities                         --          (14,509)               784,965

                                                          -----------      -----------      -----------------

Net increase (decrease) in cash and equivalents                 (450)         (72,711)                (3,046)

Cash and equivalents at beginning of period                      595           72,711                  3,191

                                                          -----------      -----------      -----------------

Cash and equivalents at end of period                    $       145      $          0      $           $145

                                                          ===========      ===========      =================

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended September 30, 2002 and 2001

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 2002 Form 10-KSB.

2. DEVELOPMENT STAGE ENTERPRISE

The Company has no operating revenues as a result of its December 1998 sale of its producing properties. Accordingly, as of January 1, 1999, the Company has re-entered the development stage.

3. COMMITMENTS AND CONTINGENCIES

Effective January 1, 1998, the Company entered into an Agreement for Administrative Services (the "Trinity Agreement") with Trinity Petroleum Management LLC, a Colorado limited liability company ("Trinity"). Pursuant to the terms of the Trinity Agreement, Trinity performs certain management functions for the Company. Trinity bills for its services on an hourly basis, receives a flat fee of $1,100 per month and is reimbursed for third party expenses. The Trinity Agreement is on a month-to-month basis and may be terminated by either party upon written notice. J. Samuel Butler, who was a member of the Board of Directors of the Company until September 22, 2004, currently serves as President of Trinity and owns approximately 24 percent of Trinity through his ownership of Butler Resources, LLC. In connection with certain additional services provided to the Company by Trinity pursuant to the Company's merger with Shoreline Resource Company, on January 22, 1998 the Company issued to Trinity 25,000 restricted shares of Common Stock as well as an option to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, subsequently repriced to $.10 per share in May 1999.

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

On September 25, 2002, Colorado Wyoming Reserve Company (the "Company") entered into a Farmout Agreement (the "2002 Farmout Agreement") with ST Oil Company, a Nevada corporation, and The Shoreline Companies, LLC, a Colorado limited liability company (collectively, the "Farmees"). The Company owns a 42.5% working interest and the Farmees collectively own a 34.5% working interest in certain oil and gas leases covering approximately 64,000 acres of land located in the Paradox Basin in San Juan County, Utah. J. Samuel Butler, a director of the Company till September 22, 2005, and a stockholder of the Company, is also a President and Chief Executive Officer and a stockholder of ST Oil Company. F. Robert Tiddens and John F. Greene, directors and stockholders of the Company, are also directors and 50% stockholders of The Shoreline Companies, LLC.

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

If Farmees commence and drill the first test well to contract depth, the Farmees will earn all of the Company's right, title and interest in the 160-acre drillsite tract in the Remington Prospect as to all depths, and the right to designate within 90 days after reaching contract depth in the first test well, a second 160-acre drillsite tract for a second test well to be located within the Remington Prospect, within which Farmees shall earn at Farmor's option either (i) 60% of the Company's 42.5% interest in the second drillsite tract if the Company elects to participate for its remaining 40% interest in the second test well or (ii) all of the Company's interest in and to the

5. FARMOUT AGREEMENT, Continued

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

5. FARMOUT AGREEMENT, Continued

On January 5, 2004, pursuant to the terms of a farmout agreement, the Company elected to participate in the acquisition of an oil and gas lease with respect to two wells located in San Juan County, Utah. The lessor is the Bureau of Land Management, and the Company and the other participants intend to recomplete the two wells upon resolution of certain contractual obligations and other issues.

On March 3, 2005, the Company confirmed its proprietary “3-D” Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the West Lisbon structure, 3 ½ miles southwest of the 155 million barrel oil equivalent Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The wells are awaiting pipeline contract and hook-up.

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

In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established an unsecured revolving line of credit for the Company in an aggregate principal amount of $110,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At September 30, 2002, the Company had a balance owing the Farmees of $122,000. The note was due and payable in full on September 28, 2001, and remains unpaid as of June 27, 2005.

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

6. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS, Continued:

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as its ability to raise capital suffici8ent enough to repay outstanding indebtedness, to fund its share of maintaining and marketing the Project and to participate in future Paradox Basin activities, the Company's use of proceeds from any financing or sale of its interest, the Company's beliefs regarding results of the Seismic survey and the next phase of development, volatility of common Stock prices, anticipated lack of revenues, anticipated losses, plans to market the Project to third parties and the effect of the application of certain accounting rules. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments and the factors identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, under the caption "Business-Risk Factors.". Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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

At June 27, 2005, the Company continues to have no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

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

Item 6. Exhibits

(a) Exhibits

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer Pursuant to U.S.C. 18, Section 1350.

32.1

Certification Chief Financial Officer Pursuant to U.S.C. 18, Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO WYOMING RESERVE COMPANY

Dated:  June 29, 2005

By:    /s/ KIM M. FUERST

Kim M. Fuerst

President, Chief Executive Officer and Treasurer

(Principal Executive Officer)

By:  /s/ Rafiq A. Sayed

Rafiq A. Sayed

Chief Financial Officer

(Principal Financial Officer)