Form 10QSB
period 2002-12-31
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        COLORADO WYOMING RESERVE COMPANY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                DECEMBER 31, 2002

CURRENT ASSETS:

     Cash and cash equivalents                                       $    31,120

     Accounts receivable                                                     935

                                                                     -----------

Total current assets                                                      32,055

PROPERTY AND EQUIPMENT:

     Unproved oil and gas properties                                      57,610

     Other property and equipment                                         14,914

     Less accumulated depreciation, other property and equipment         (14,841)

                                                                     -----------

           Net property and equipment                                     57,683

     Other                                                                 4,210

                                                                     -----------

Total assets                                                         $    93,948

                                                                     ===========

CURRENT LIABILITIES:

     Trade accounts payable                                          $   134,042

     Other accrued liabilities                                            22,831

     Related party payables:

        On account                                                       166,336

        Advances from Lightening Draw                                    122,000

        Notes payable to joint venture                                   305,000

                                                                     -----------

Total current liabilities                                                750,209

EQUITY

     Common Stock, $.01 par value: authorized-

        75,000,000 shares; issued and outstanding-

        10,607,694                                                       106,077

     Additional paid-in capital                                        5,336,976

     Warrants                                                            148,100

     Accumulated deficit:

        Before entering the development stage                         (4,441,242)

        After entering the development stage                          (1,806,172)

                                                                      -----------

Total Equity                                                            (656,261)

Total liabilities and equity                                          $   93,948

                                                                      ===========

The accompanying notes are an integral part of these financial statements.

                                                      COLORADO WYOMING RESERVE COMPANY

                                                      (A DEVELOPMENT STAGE ENTERPRISE)

                                                          STATEMENTS OF OPERATIONS

                                                                (UNAUDITED)

                                                  QUARTERS ENDED                    SIX MONTHS ENDED                PERIOD FROM

                                                   DECEMBER 31,                        DECEMBER 31,             JANUARY 1, 1999 TO

                                        ------------------------------      ------------------------------         DECEMBER 31,

                                                2002              2001              2002              2001             2002

                                        ------------      ------------      ------------      ------------      ------------------

REVENUES                                $         --      $         --      $         --      $         --      $              --

EXPENSES

    Exploration cost                           6,588            10,760            14,085            54,859                579,672

    Depreciation,

       depletion and amortization                                  105                                 210                  6,005

    General and administrative                61,974            77,580            74,884           117,772                953,745

                                        ------------      ------------      ------------      ------------      -----------------

Total expenses                                68,562            88,445            88,969           172,841              1,539,422

                                        ------------      ------------      ------------      ------------      -----------------

Operating loss                               (68,562)          (88,445)          (88,969)         (172,841)            (1,539,422)

OTHER INCOME (EXPENSE)

    Interest income (expense), net            (3,222)           (3,200)           (3,378)          (5,225)                (32,559)

    Loss on sale of assets                        --                --                --                --                 (1,231)

                                        ------------      ------------      ------------      ------------      -----------------

Loss before income taxes                     (71,784)          (91,645)          (92,347)         (178,066)            (1,573,212)

Provision for income taxes                        --                --                --                --                     --

                                        ------------      ------------      ------------      ------------      -----------------

    Net loss                            $    (71,784)     $    (91,645)     $    (92,347)     $   (178,066)     $      (1,573,212)

                                        ============      ============      ============      ============      =================

    Basic and diluted loss per share    $      (0.01)     $      (0.01)     $      (0.01)     $      (0.02)

                                        ============      ============      ============      ============

    Outstanding shares                    10,607,694        10,607,694        10,607,694        10,607,694

                                        ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                                        COLORADO WYOMING RESERVE COMPANY

                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                              CASH FLOW STATEMENTS

                                                                    SIX MONTHS ENDED

                                                                     DECEMBER 31,                PERIOD FROM

                                                            ----------------------------      JANUARY 1, 1999 TO

                                                                   2002             2001       DECEMBER 31, 2002

                                                            -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                    $   (92,347)     $  (178,066)       $(1,806,172)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                                       210              6,320

      Loss on asset sale                                             --               --              1,231

      Amortization of note payable discount                          --               --             35,000

      Exploration cost paid by joint venture                         --           48,634            361,767

      Equity issued as compensation                                  --               --             95,600

      Changes in current assets and liabilities:

          Receivables                                           (18,159)             674            (34,127)

          Payables                                              107,699           63,953            405,889

          Other                                                                                        (436)

                                                            -----------      -----------        -----------

Net cash (used in) operating activities                          2,807           (64,595)          (934,928)

Cash flows from investing activities:

      Additions to unproved properties                               --          (24,078)           (41,584)

      Unproved property cost recovery                            31,396               --            221,163

      Asset purchases                                             1,936               --                667

      Proceeds from asset sale                                       --               --             (2,354)

                                                            -----------      -----------        -----------

Net cash provided by investing activities                        33,332          (24,078)           177,892

Cash flows from financing activities:

      Sale of common stock                                           --               --            784,456

      Borrowings under credit agreement                              --               --            130,509

      Repayment of joint venture advances                            --          (14,509)                --

      Borrowings under credit agreement                                           31,000

      Repayment of note payable                                      --               --           (130,000)

                                                            -----------      -----------        -----------

Net cash provided by financing activities                            --           16,491            784,965

                                                            -----------      -----------        -----------

Net increase (decrease) in cash and equivalents                  30,525           72,182             27,929

Cash and equivalents at beginning of period                         595           72,711              3,191

                                                            -----------      -----------        -----------

Cash and equivalents at end of period                       $    31,120      $       529        $    31,120

                                                            ===========      ===========        ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended December 31, 2002 and 2001

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