Form 10QSB
period 2003-03-31
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

MARCH 31, 2003

CURRENT ASSETS:

    Cash and cash equivalents                                       $    13,227

    Accounts receivable                                                      --

                                                                    -----------

Total current assets                                                     13,227

PROPERTY AND EQUIPMENT:

    Unproved oil and gas properties                                      57,695

    Other property and equipment                                         14,914

    Less accumulated depreciation, other property and equipment         (14,841)

                                                                    -----------

        Net property and equipment                                       57,768

    Other                                                                 3,835

                                                                    -----------

Total assets                                                        $    74,830

                                                                    ===========

CURRENT LIABILITIES:

    Trade accounts payable                                          $   164,757

    Other accrued liabilities                                            25,750

    Related party payables:

      On account                                                        181,336

      Advances from Lightening Draw                                     122,000

      Note payable to joint venture                                     305,000

                                                                    -----------

Total current liabilities                                               798,840

EQUITY

    Common Stock, $.01 par value: authorized-

         75,000,000 shares; issued and outstanding-

         10,607,694                                                     106,077

    Additional paid-in capital                                        5,336,976

    Warrants                                                            148,100

    Accumulated deficit:

         Before entering the development stage                       (4,441,242)

         After entering the development stage                        (1,873,921)

Total Equity                                                           (724,010)

Total liabilities and equity                                        $    74,830

                                                                    ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                              QUARTERS ENDED                      NINE MONTHS ENDED

                                                MARCH 31,                              MARCH 31,                 PERIOD FROM

                                      ------------------------------      ------------------------------      JANUARY 1, 1999 TO

                                           2003              2002              2003              2002           MARCH 31, 2003

                                      ------------      ------------      ------------      ------------      ------------------

REVENUES                              $         --      $         --      $         --      $         --      $              --

EXPENSES

   Exploration cost                         14,798            14,293            21,386            69,152                594,470

   Depreciation,

      depletion and amortization                --               105                --               315                  6,005

   General and administrative               49,657            30,028           111,631           147,800              1,003,402

                                      ------------      ------------      ------------      ------------      -----------------

Total expenses                              64,455            44,426           133,017           217,267              1,603,877

                                      ------------      ------------      ------------      ------------      -----------------

Operating loss                             (64,455)          (44,426)         (133,017)         (217,267)            (1,603,877)

OTHER INCOME (EXPENSE)

   Interest income (expense), net           (3,294)           (3,938)           (6,516)           (9,163)               (35,853)

   Loss on sale of assets                       --                --                --                --                 (1,231)

                                      ------------      ------------      ------------      ------------      -----------------

Income (Loss) before income taxes          (67,749)          (48,364)         (139,533)         (226,430)            (1,640,961)

Provision for income taxes                      --                --                --                --                     --

                                      ------------      ------------      ------------      ------------      -----------------

   Net loss                           $    (67,749)     $    (48,364)     $   (139,533)     $   (226,430)     $      (1,640,961)

                                      ============      ============      ============      ============      =================

   Basic and diluted loss per share   $      (0.01)     $      (0.01)     $      (0.01)     $      (0.02)

                                      ============      ============      ============      ============

   Outstanding shares                   10,607,694        10,607,694        10,607,694        10,607,694

                                      ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                               NINE MONTHS ENDED

                                                                    MARCH 31,                 PERIOD FROM

                                                         ----------------------------      JANUARY 1, 1999 TO

                                                              2003             2002           MARCH 31, 2003

                                                         -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                 $   (67,749)     $  (226,430)     $      (1,781,574)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                    --              315                  6,320

      Loss on asset sale                                          --               --                  1,231

      Amortization of note payable discount                       --               --                 35,000

      Loss from joint venture investment                          --               --

      Exploration cost paid by joint venture                      --           56,295                361,767

      Equity issued as compensation                               --               --                 95,600

      Changes in current assets and liabilities:

         Receivables                                             935          (15,390)               (15,033)

         Payables                                             48,631          130,466                346,821

         Other                                                   375                                     (61)

                                                         -----------       ----------      ------------------

Net cash (used in) operating activities                      (17,808)         (54,744)              (949,929)

Cash flows from investing activities:

   Additions to unproved properties                               --          (24,078)               (41,584)

   Unproved property cost recovery                               (85)                                189,682

   Asset purchases                                                --               --                 (1,269)

   Proceeds from asset sale                                       --               --                 (2,354)

                                                          -----------      -----------      -----------------

Net cash (used in) provided by investing activities              (85)         (24,078)               144,475

Cash flows from financing activities:

   Sale of common stock                                           --               --                784,456

   Advances from joint venture                                    --               --                130,509

   Borrowings under credit agreement                              --               --                     --

   Repayment of joint venture advances                                        (14,509)                    --

   Notes payable                                              30,525           31,000                 30,525

   Repayment of notes payable                                     --              --                (130,000)

                                                          -----------      -----------      -----------------

Net cash provided by financing activities                     30,525           16,491                815,490

                                                          -----------      -----------      -----------------

Net increase (decrease) in cash and equivalents               12,632          (62,331)                10,036

Cash and equivalents at beginning of period                      595           72,711                  3,191

                                                          -----------      -----------      -----------------

Cash and equivalents at end of period                    $    13,227      $    10,380      $          13,227

                                                          ===========      ===========      =================

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended March 31, 2003 and 2002

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