Form 10QSB
period 2003-09-30
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

September 30, 2003

CURRENT ASSETS:

    Cash and cash equivalents                                       $     4,877

    Accounts receivable                                                      --

                                                                    -----------

Total current assets                                                      4,877

PROPERTY AND EQUIPMENT:

    Unproved oil and gas properties                                     103,179

    Other property and equipment                                         14,914

    Less accumulated depreciation, other property and equipment         (14,841)

                                                                    -----------

        Net property and equipment                                      103,252

    Other                                                                 3,085

                                                                    -----------

Total assets                                                        $   111,214

                                                                    ===========

CURRENT LIABILITIES:

    Trade accounts payable                                          $   246,018

    Other accrued liabilities                                            31,670

    Related party payables:

      On account                                                        211,336

      Advances from Lightening Draw                                     122,000

      Note payable to joint venture                                     305,000

                                                                    -----------

Total current liabilities                                               916,024

EQUITY

    Common Stock, $.01 par value: authorized-

         75,000,000 shares; issued and outstanding-

         10,607,694                                                     106,077

    Additional paid-in capital                                        5,336,976

    Warrants                                                            148,100

    Accumulated deficit:

         Before entering the development stage                       (4,441,242)

         After entering the development stage                        (1,954,721)

Total Equity                                                           (804,810)

Total liabilities and equity                                        $   111,214

                                                                    ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                  QUARTERS ENDED

                                                                   SEPTEMBER 30,               PERIOD FROM

                                                        ------------------------------      JANUARY 1, 1999 TO

                                                            2003             2002           SEPTEMBER 30, 2003

                                                        ------------      ------------      ------------------

REVENUES                                                $         --      $         --       $              --

EXPENSES

   Exploration cost                                            5,493             7,497                 648,717

   Depreciation,

      depletion and amortization                                                                         6,320

   General and administrative                                 29,363            12,910               1,244,824

                                                        ------------      ------------         ----------------

Total expenses                                                34,856            20,407               1,899,861

                                                        ------------      ------------         ----------------

Operating loss                                               (34,856)          (20,407)             (1,899,861)

OTHER INCOME (EXPENSE)

   Interest income (expense), net                             (3,349)             (156)                (53,629)

   Loss on sale of assets                                         --                --                  (1,231)

                                                        ------------      ------------        -----------------

Income (Loss) before income taxes                            (38,205)          (20,563)             (1,954,721)

Provision for income taxes                                        --                --                       --

                                                        ------------      ------------        -----------------

   Net loss                                             $    (38,205)     $    (20,563)        $    (1,954,721)

                                                        ============      ============        =================

   Basic and diluted loss per share                     $       (.00)     $      (0.00)

                                                        ============      ============

   Outstanding shares                                     10,607,694        10,607,694

                                                        ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                                QUARTERS ENDED

                                                                 SEPTEMBER 30,                 PERIOD FROM

                                                         ----------------------------      JANUARY 1, 1999 TO

                                                              2003             2002        SEPTEMBER 30, 2003

                                                         -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                 $   (38,205)     $   (20,563)             (1,954,721)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                    --               --                   6,320

      Loss on asset sale                                          --               --                   1,231

      Amortization of note payable discount                       --               --                  35,000

      Loss from joint venture investment                          --                                  361,767

      Equity issued as compensation                               --               --                  95,600

      Changes in current assets and liabilities:

         Receivables                                              --          (17,913)                  3,126

         Payables                                             64,927            4,636                 569,268

         Other                                                                     --                    (436)

                                                         -----------       ----------      ------------------

Net cash (used in) operating activities                       26,722          (33,840)               (882,845)

Cash flows from investing activities:

   Additions to unproved properties                          (31,956)          31,396                 (87,153)

   Unproved property cost recovery                               375            1,994                 190,342

   Asset purchases                                                --               --                  (1,269)

   Proceeds from asset sale                                       --               --                  (2,354)

                                                          -----------      -----------      -----------------

Net cash (used in) provided by investing activities          (31,581)          33,390                  99,566

Cash flows from financing activities:

   Sale of common stock                                           --               --                 784,456

   Advances from joint venture                                    --                                  130,509

   Repayment of joint venture advances                            --               --

   Repayment of notes payable                                     --               --                (130,000)

                                                          -----------      -----------      -----------------

Net cash provided by financing activities                         --               --                 784,965

                                                          -----------      -----------      -----------------

Net increase (decrease) in cash and equivalents               (4,859)            (450)                  1,686

Cash and equivalents at beginning of period                    9,736              595                   3,191

                                                          -----------      -----------      -----------------

Cash and equivalents at end of period                    $     4,877     $        145      $            4,877

                                                          ===========      ===========      =================

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended September 30, 2003 and 2002

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 2003 Form 10-KSB.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as its ability to raise capital suffici8ent enough to repay outstanding indebtedness, to fund its share of maintaining and marketing the Project and to participate in future Paradox Basin activities, the Company's use of proceeds from any financing or sale of its interest, the Company's beliefs regarding results of the Seismic survey and the next phase of development, volatility of common Stock prices, anticipated lack of revenues, anticipated losses, plans to market the Project to third parties and the effect of the application of certain accounting rules. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments and the factors identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, under the caption "Business-Risk Factors.". Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

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