Form 10QSB
period 2003-12-31
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

DECEMBER 31, 2003

CURRENT ASSETS:

     Cash and cash equivalents                                       $     1,661

     Accounts receivable                                                       -

                                                                     -----------

Total current assets                                                       1,661

PROPERTY AND EQUIPMENT:

     Unproved oil and gas properties                                     100,489

     Other property and equipment                                         14,914

     Less accumulated depreciation, other property and equipment         (14,841)

                                                                     -----------

           Net property and equipment                                    100,562

     Other                                                                 2,710

                                                                     -----------

Total assets                                                         $   104,933

                                                                     ===========

CURRENT LIABILITIES:

     Trade accounts payable                                          $   245,220

     Other accrued liabilities                                            35,027

     Related party payables:

        On account                                                       226,336

        Advances from Lightening Draw                                    122,000

        Notes payable to joint venture                                   305,000

                                                                     -----------

Total current liabilities                                                933,582

EQUITY

     Common Stock, $.01 par value: authorized-

        75,000,000 shares; issued and outstanding-

        10,607,694                                                       106,077

     Additional paid-in capital                                        5,336,976

     Warrants                                                            148,100

     Accumulated deficit:

        Before entering the development stage                         (4,441,242)

        After entering the development stage                          (1,978,560)

                                                                      -----------

Total Equity                                                            (828,649)

Total liabilities and equity                                          $  104,933

                                                                      ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                  QUARTERS ENDED                    SIX MONTHS ENDED                PERIOD FROM

                                                   DECEMBER 31,                        DECEMBER 31,             JANUARY 1, 1999 TO

                                        ------------------------------      ------------------------------         DECEMBER 31,

                                                2003              2002              2003              2002             2003

                                        ------------      ------------      ------------      ------------      ------------------

REVENUES                                $         --      $         --      $         --      $         --      $              --

EXPENSES

    Exploration cost                              --             6,588             5,493            14,085                648,717

    Depreciation,

       depletion and amortization                                                                       --                  6,320

    General and administrative                20,513            61,974            49,876            74,884              1,265,337

                                        ------------      ------------      ------------      ------------      -----------------

Total expenses                                20,513            68,562            55,369            88,969              1,920,374

                                        ------------      ------------      ------------      ------------      -----------------

Operating loss                               (20,513)          (68,562)          (55,369)          (88,969)            (1,920,374)

OTHER INCOME (EXPENSE)

    Interest income (expense), net            (3,326)           (3,222)           (6,675)           (3,378)               (56,955)

    Loss on sale of assets                        --                --                --                --                 (1,231)

                                        ------------      ------------      ------------      ------------      -----------------

Loss before income taxes                     (23,839)          (71,784)          (62,044)          (92,347)            (1,978,560)

Provision for income taxes                        --                --                --                --                     --

                                        ------------      ------------      ------------      ------------      -----------------

    Net loss                            $    (23,839)     $    (71,784)     $    (62,044)     $    (92,347)     $      (1,978,560)

                                        ============      ============      ============      ============      =================

    Basic and diluted loss per share    $      (0.00)     $      (0.01)     $      (0.01)     $      (0.01)

                                        ============      ============      ============      ============

    Outstanding shares                    10,607,694        10,607,694        10,607,694        10,607,694

                                        ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                                    SIX MONTHS ENDED

                                                                     DECEMBER 31,                PERIOD FROM

                                                            ----------------------------      JANUARY 1, 1999 TO

                                                                   2003            2002       DECEMBER 31, 2003

                                                            -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                    $   (62,044)     $   (92,347)       $(1,978,560)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                                        --              6,320

      Loss on asset sale                                             --               --              1,231

      Amortization of note payable discount                          --               --             35,000

      Exploration cost paid by joint venture                         --               --            361,767

      Equity issued as compensation                                  --               --             95,600

      Changes in current assets and liabilities:

          Receivables                                                --          (18,159)             3,126

          Payables                                               82,486          107,699            586,827

          Other                                                                                        (436)

                                                            -----------      -----------        -----------

Net cash (used in) operating activities                          20,442           (2,807)          (889,125)

Cash flows from investing activities:

      Additions to unproved properties                          (29,266)          31,396            (84,463)

      Unproved property cost recovery                               750            1,936            190,717

      Asset purchases                                                --               --             (1,269)

      Proceeds from asset sale                                       --               --             (2,354)

                                                            -----------      -----------        -----------

Net cash provided by investing activities                       (28,516)          33,332            102,631

Cash flows from financing activities:

      Sale of common stock                                           --               --            784,456

      Borrowings under credit agreement                              --               --            130,509

      Repayment of joint venture advances                            --               --                --

      Repayment of note payable                                      --               --           (130,000)

                                                            -----------      -----------        -----------

Net cash provided by financing activities                            --               --            784,965

                                                            -----------      -----------        -----------

Net increase (decrease) in cash and equivalents                  (8,074)          30,525             (1,529)

Cash and equivalents at beginning of period                       9,736              595              3,191

                                                            -----------      -----------        -----------

Cash and equivalents at end of period                       $     1,661     $     31,120        $     1,661

                                                            ===========      ===========        ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended December 31, 2003 and 2002

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