Form 10QSB
period 2004-03-31
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

MARCH 31, 2004

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

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                              QUARTERS ENDED                      NINE MONTHS ENDED

                                                MARCH 31,                              MARCH 31,                 PERIOD FROM

                                      ------------------------------      ------------------------------      JANUARY 1, 1999 TO

                                           2004              2003              2004              2003           MARCH 31, 2004

                                      ------------      ------------      ------------      ------------      ------------------

REVENUES                              $         --      $         --      $         --      $         --      $              --

EXPENSES

   Exploration cost                         14,798            14,293            21,386            69,152                594,470

   Depreciation,

      depletion and amortization                --               105                --               315                  6,005

   General and administrative               49,657            30,028           111,631           147,800              1,003,402

                                      ------------      ------------      ------------      ------------      -----------------

Total expenses                              64,455            44,426           133,017           217,267              1,603,877

                                      ------------      ------------      ------------      ------------      -----------------

Operating loss                             (64,455)          (44,426)         (133,017)         (217,267)            (1,603,877)

OTHER INCOME (EXPENSE)

   Interest income (expense), net           (3,294)           (3,938)           (6,516)           (9,163)               (35,853)

   Loss on sale of assets                       --                --                --                --                 (1,231)

                                      ------------      ------------      ------------      ------------      -----------------

Income (Loss) before income taxes          (67,749)          (48,364)         (139,533)         (226,430)            (1,640,961)

Provision for income taxes                      --                --                --                --                     --

                                      ------------      ------------      ------------      ------------      -----------------

   Net loss                           $    (67,749)     $    (48,364)     $   (139,533)     $   (226,430)     $      (1,640,961)

                                      ============      ============      ============      ============      =================

   Basic and diluted loss per share   $      (0.01)     $      (0.01)     $      (0.01)     $      (0.02)

                                      ============      ============      ============      ============

   Outstanding shares                   10,607,694        10,607,694        10,607,694        10,607,694

                                      ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                               NINE MONTHS ENDED

                                                                    MARCH 31,                 PERIOD FROM

                                                         ----------------------------      JANUARY 1, 1999 TO

                                                              2004             2003           MARCH 31, 2004

                                                         -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                 $   (67,749)     $  (226,430)     $      (1,781,574)

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

Periods Ended March 31, 2004 and 2003

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