Form 10KSB
period 2004-06-30
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

On September 25, 2002, Colorado Wyoming Reserve Company (the "Company") entered into a Farmout Agreement (the "2002 Farmout Agreement") with ST Oil Company, a Nevada corporation, and The Shoreline Companies, LLC, a Colorado limited liability company (collectively, the "Farmees"). The Company owns a 42.5% working interest and the Farmees collectively own a 34.5% working interest in certain oil and gas leases covering approximately 64,000 acres of land located in the Paradox Basin in San Juan County, Utah. J. Samuel Butler, a director of the Company till September 22, 2005, and a stockholder of the Company, is also President and Chief Executive Officer and a stockholder of ST Oil Company. F. Robert Tiddens and John F. Greene, directors of the Company till September 22, 2005, and stockholders of the Company, are also directors and 50% stockholders of The Shoreline Companies, LLC.

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

The Company is delinquent in filing its Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005 and as a result, the Company is able to trade only on the "pink sheets" maintained by Pink Sheets LLC.  This market is thinly traded and lacks the liquidity of other public markets with which some investors have more experience. There is no assurance that a more liquid trading market will develop or, if developed, would be sustained. Stockholders may be unable to sell their shares of Common Stock. Furthermore, it is unlikely that a lending institution would accept Common Stock as pledged collateral for loans unless a regular trading market develops.

THE COMPANY'S DELINQUENCY IN FILING EXCHANGE ACT REPORTS COULD LIMIT THE ABILITY OF STOCKHOLDERS TO SELL RESTRICTED SHARES OF CWYR COMMON STOCK.

The Company is delinquent in filing its Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2004, December 31, 2004, and March 31, 2005. The Company was delinquent in filing its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 1999, 2001, 2002, 2003 and 2004. The Company's delinquency in filing such reports could have an impact on the ability of its stockholders to sell restricted shares of Common Stock pursuant to the exemption from registration provided by Rule 144 of the Securities Act of 1933, as amended.

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

ACREAGE

The following table sets forth the Company's approximate working interest in undeveloped acreage, all of which is located in the central Paradox Basin, San Juan County, Utah, at June 30, 2004:

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

PRODUCING WELLS

CWYR owned no productive oil and gas wells or developed acreage at June 30, 2004.

OTHER

During fiscal 2004 and 2003:

o There have been no reserve estimates filed with any other United States federal authority or agency.

o The Company was not a party to any long-term supply or similar agreements with foreign governments or authorities in which CWYR acted as a producer.

o In the fall of 2002 the Company participated in the drilling of one exploratory well that proved to be dry.  The Company drilled no other productive or dry, exploratory or development wells during fiscal 2004 and 2003.

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

  For the Quarter Ended        Low        High

---------------------------  ---------  --------

September 30, 2002           $ .55      $    .20

December 31, 2002            $ .35      $    .05

March 31, 2003               $ .05      $  .0001

June 30, 2003                $ .01      $    .01

September 30, 2003           $ .05      $    .01

December 31, 2003            $ .10      $  .0001

March 31, 2004               $ .25      $  .0001

June 30, 2004                $ .30      $    .02

The number of record holders of Common Stock of CWYR as of June 27, 2005 is estimated to be 2,756. The closing price as of that date, as quoted on the Other OTC under the symbol CWYR was $1.75.

No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2004.

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

ITEM 7. FINANCIAL STATEMENTS

      PAGE

Independent Auditor's Report

15

Balance Sheet as of June 30, 2004

16

Statements of Operations for the Years Ended June 30, 2004 and June 30, 2003

and the Period from January 1, 1999 through June 30, 2004

17

Statements of Stockholders' Equity for the Years Ended June 30, 2004

and June 30, 2003

18

Cash Flow Statements for the Years Ended June 30, 2004 and June 30, 2003

and the Period from January 1, 1999 through June 30, 2004

19

Notes to the Financial Statements

20

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Colorado Wyoming Reserve Company

Grand Junction, Colorado

I have audited the accompanying balance sheet of Colorado Wyoming Reserve Company as of June 30, 2004, the related statements of operations, stockholders' equity and cash flows for year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company as of June 30, 2004, and the results of its operations and cash flows for the year ended June 30, 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ Arshad Farooq

ARSHAD FAROOQ CPA

Ontario, California

June 28, 2005

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

JUNE 30, 2004

CURRENT ASSETS:

   Cash and cash equivalents                         $  30,317

   Accounts receivable                                      --

                                                     -----------

Total current assets                                    30,317

PROPERTY AND EQUIPMENT:

   Unproved oil and gas properties                      26,598

   Other property and equipment                         14,914

   Less accumulated depreciation, other property

    and equipment                                      (14,841)

                                                     -----------

      Net property and equipment                        26,671

   Other                                                 1,960

                                                     -----------

Total assets                                         $  58,948

                                                     ===========

CURRENT LIABILITIES:

   Trade accounts payable                            $ 190,474

   Other accrued liabilities                            52,335

   Related party payables:

      On account                                       256,336

      Advances from Lightening Draw                    122,000

      Note payable to joint venture                    305,000

                                                     -----------

Total current liabilities                              926,145

EQUITY

   Common Stock, $.01 par value: authorized--

        75,000,000 shares; issued and

        outstanding--10,607,694                        106,077

   Additional paid-in capital                        5,336,976

   Warrants                                            148,100

   Accumulated deficit:

        Before entering the development stage       (4,441,242)

        After entering the development stage        (2,017,108)

                                                     -----------

Total Equity                                          (867,197)

                                                     -----------

Total liabilities and equity                        $   58,948

                                                     ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

                                         Years Ended           Period From

                                           June 30,             January 1,

                                   -------------------------     1999 to

                                       2004         2003      June 30, 2004

                                   ------------------------- ---------------

REVENUES:                          $    -        $       -    $         -

EXPENSES:

   Exploration cost                   14,443        42,346        657,657

   Depreciation, depletion and

amortization                                            --          6,320

   General and administrative         72,840       150,352      1,288,301

                                   ------------  -----------  ------------

Total expenses                        87,273       192,698      1,952,278

                                   ------------  -----------  ------------

Operating loss                       (87,273)     (192,698)    (1,952,278)

OTHER INCOME (EXPENSE)

   Interest income (expense)         (13,319)       (9,993)       (63,599)

   Loss on sale of assets                  -             -         (1,231)

                                   ------------  -----------  ------------

Income (Loss) before income taxes   (100,592)     (202,691)    (2,017,108)

Provision for income taxes                 -             -              -

   Net loss                       $ (100,592)   $ (202,691)  $ (2,017,108)

                                   ============  ===========  ============

   Basic and diluted loss per

share                              $   (0.01)    $   (0.02)

                                   ============  ===========

   Weighted average common

   shares outstanding                10,607,694   10,607,694

                                   ============  ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY

JUNE 30, 2004

                              Common Stock                                 Additional

                         ---------------------              Subscription     Paid-In     Accumulated

                           Shares    Par Value    Warrants   Receivable      Capital       Deficit        Total

                         ----------  ---------  ---------   ---------    -----------     ------------   ---------

BALANCE, JUNE 30, 2003   10,607,694  $106,077     $148,100    $            $5,336,976    $(6,357,758)   $(766,605)

Stock option exercise                                    -           -              -              -

 Sale of common stock             -         -            -           -              -              -

Net (loss) for the year

 ended June 30, 2004              -         -            -           -              -       (100,592)    (100,592)

                         ----------  --------     --------   ---------     ----------     ------------  ----------

BALANCE, JUNE 30, 2004               $106,077     $148,100   $       -      5,336,976     (6,458,350)    (867,197)

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                              Years Ended         Period From

                                                                June 30,           January 1,

                                                       -------------------------     1999 to

                                                           2004         2003      June 30, 2004

                                                       ------------------------- ---------------

Cash flows from operating activities:

Net loss                                               $(100,592)    $(202,691)   $(2,017,108)

   Adjustments to reconcile net loss to net

   cash used in operating activities:

   Depletion, depreciation and amortization                    -             -          6,320

   Loss on asset sale                                          -             -          1,231

   Amortization  of note payable discount                      -             -         35,000

   Loss from joint venture investment                          -             -        361,767

   Equity issued as compensation                               -                       95,600

   Changes in current assets and liabilities:

     Receivables                                               -        19,094          3,126

     Payables                                             75,048       206,151        579,389

     Other                                                                   -           (436)

                                                     ------------   -----------   ------------

Net cash (used in) operating activities                  (25,544)       22,554       (935,111)

Cash flows from investing activities:

   Additions to unproved properties                       44,625       (13,613)       (10,572)

   Unproved property cost recovery                         1,500           200        191,467

   Asset purchases                                             -             -         (1,269)

   Proceeds from asset sale                                    -             -         (2,354)

                                                     ------------   -----------   ------------

Net cash provided by investing activities                 46,125       (13,413)       177,272

Cash flows from financing activities:

   Sale of common stock                                        -             -        784,456

   Borrowings under credit agreement                           -                      130,509

   Repayment of note payable                                   -             -       (130,000)

                                                     ------------   -----------   ------------

Net cash provided by financing activities                      -             -        784,965

                                                     ------------   -----------   ------------

Net increase (decrease) in cash and equivalents           20,581         9,141         27,126

Cash and equivalents at beginning of period                9,736           595          3,191

                                                     ------------   -----------   ------------

Cash and equivalents at end of period                  $  30,317   $     9,736    $    30,317

                                                     ============   ===========   ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

JUNE 30, 2004 AND 2003

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

JUNE 30, 2004 AND 2003

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

JUNE 30, 2004 AND 2003

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

2. INCOME TAXES

No tax benefits from the losses incurred during fiscal 2004 and 2003 were recognized due to the substantial uncertainty as to their eventual utilization.

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

JUNE 30, 2004 AND 2003

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

Mr. Fuerst made advances on behalf of the Company in the form of interest-free loans of $-0-and $-0- in fiscal 2004 and 2003, respectively.

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

JUNE 30, 2004 AND 2003

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

There was no option and warrant activity for the years ended June 30, 2004 and June 30, 2003.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

4. OPTIONS, WARRANTS AND RESERVED SHARES, Continued

Information on options and warrants outstanding at June 30, 2004:

                 Options and         Weighted         Options and

                    Warrants          Average            Warrants

  Exercise       Outstanding      Contractual         Exercisable

   Price         June 30, 2004           Life       June 30, 2004

-------------    ------------   --------------   -----------------

   $0.10             500,000             4                500,000

   $0.25           1,890,000             2.81           1,890,000

   $0.34             200,000             1.59             200,000

   $0.75             500,000             0.04             500,000

                 ------------                    -----------------

                   3,090,000             2.48           3,090,000

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

JUNE 30, 2004 AND 2003

4. OPTIONS, WARRANTS AND RESERVED SHARES

Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                         For the Years Ended June 30,

                                    ------------------------------------

                                          2004                 2003

                                    ----------------       -------------

Net loss as reported                  $ (100,592)           $ (202,691)

Pro forma                             $ (100,592)           $ (202,691)

Basic  loss per share as reported     $    (0.01)           $    (0.02)

Pro forma                             $    (0.01)           $    (0.02)

In February 2001, the company issued 200,000 options to two nonemployee directors exercisable at $0.343 per share, the market price on the date of grant. For financial reporting purposes, these shares were fair valued under the Black Scholes Option Valuation Model, and the Company recorded an expense of $74,000 related to the issuance of the options.

5. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs relating to oil and gas activities at June 30, 2004 and 2003 are as follows:

2004 2003 ---------- ---------- Unproved oil and gas properties $ 26,598 $ 71,223

Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2004 and 2003 are as follows:

2004 2003 ---------- ---------- Acquisition of unproved properties $ 34,303 $ 24,163

The Company had no oil and gas sales during the years ended June 30, 2004 and 2003. As such, it had no results of operations for oil and gas producing activities during each of those periods.

RESERVES (UNAUDITED)

The Company had no proved oil and gas reserves at June 30, 2004 and 2003.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE

WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the Company's sole executive officer and the members of the Board of Directors of the Company as of June 30, 2004.

          Name                 Age                     Position

-------------------------  ------------  --------------------------------------

Kim M. Fuerst                  53        President, Chief Executive Officer,

                                         Treasurer, Secretary and Director

J. Samuel Butler               59        Director*

John F. Greene                 64        Director*

F. Robert Tiddens              50        Director*

Rafiq A. Sayed                 50        Director

Dr. Syed A. Daud               40        Director

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

COMMITTEES AND MEETINGS

During the fiscal year ended June 30, 2004, the Board of Directors held one meeting. The Board of Directors of the Company has no established committees to which it has delegated any authority.

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

SUMMARY COMPENSATION TABLE

                                       Annual Compensation     Long Term Compensation Awards

                                       -------------------   --------------------------------

                                                                        Awards

                                                             --------------------------------

  Name and Position(1)          Year        Salary ($)       Securities Underlying Options(#)

-----------------------        ------  ------------------    --------------------------------

Kim M. Fuerst                   2004            60,000                    --

Chief Executive Officer,        2003            60,000                    --

President, Treasurer            2002            60,000                    --

and Secretary

(1) The Company had no other executive officer during the fiscal year ended June 30, 2004.

There were no stock option grants to the Company's executive officer during fiscal 2004. The Company does not grant stock appreciation rights.

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

The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officer as of June 30, 2004, as well as the value of unexercised "in the money" options at such date. No stock options were exercised by the named executive officer during the last fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

                           Number of Securities      Value of Unexercised In the

                          Underlying Unexercised        Money Options/SARs at

    Name                  Options/SARs At FY-End              FY-End

                                    (#)               Exercisable/Unexercisable

                          Exercisable/Unexercisable

----------------------    -------------------------  ---------------------------

Kim M. Fuerst                 1,000,000/0                    $0/0 (1)

------------------------

(1)  The closing price on June 30, 2004, was $0.02 per share.  Consequently none of the options were in the money.

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

FINANCINGS

Kim Fuerst, a director, executive officer and principal stockholder of the Company, made advances on behalf of the Company in the form of interest-free loans of $-0- and $-0- during fiscal 2004 and 2003, respectively.

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

ITEM 14.  AUDIT FEES

The aggregate fees billed by Arshad Farooq CPA for its audit of the Company’s annual financial statements and review of interim financial statements, including the Company’s Form 10-QSB reports for the fiscal year ended June 30, 2004, was $10,000.

Audit-Related Fees

$10,000 and $10,000 in 2004 and 2003, respectively, by Arshad Farooq.

Tax  Fees

None in 2004 and 2003.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Arshad Farooq, CPA, other than the services reported above.

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