Form 10QSB
period 2004-12-31
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

DECEMBER 31, 2004

CURRENT ASSETS:

     Cash and cash equivalents                                       $    24,998

     Accounts receivable                                                       -

                                                                     -----------

Total current assets                                                      24,998

PROPERTY AND EQUIPMENT:

     Unproved oil and gas properties                                      26,598

     Other property and equipment                                         14,914

     Less accumulated depreciation, other property and equipment         (14,841)

                                                                     -----------

           Net property and equipment                                     26,671

     Other                                                                 1,960

                                                                     -----------

Total assets                                                         $    53,629

                                                                     ===========

CURRENT LIABILITIES:

     Trade accounts payable                                          $   190,474

     Other accrued liabilities                                           219,434

     Related party payables:

        On account                                                       259,658

        Advances from Lightening Draw                                    122,000

        Notes payable to joint venture                                   305,000

                                                                     -----------

Total current liabilities                                              1,096,566

EQUITY

     Common Stock, $.01 par value: authorized-

        75,000,000 shares; issued and outstanding-

        10,607,694                                                       106,077

     Additional paid-in capital                                        5,336,976

     Warrants                                                            148,100

     Accumulated deficit:

        Before entering the development stage                         (4,441,242)

        After entering the development stage                          (2,192,848)

                                                                      -----------

Total Equity                                                          (1,042,937)

Total liabilities and equity                                          $   53,629

                                                                      ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                  QUARTERS ENDED                    SIX MONTHS ENDED                PERIOD FROM

                                                   DECEMBER 31,                        DECEMBER 31,             JANUARY 1, 1999 TO

                                        ------------------------------      ------------------------------         DECEMBER 31,

                                                2004              2003              2004              2003             2004

                                        ------------      ------------      ------------      ------------      ------------------

REVENUES                                $         --      $         --      $         --      $         --      $              --

EXPENSES

    Exploration cost                           9,613                --            11,607             5,493                669,264

    Depreciation,

       depletion and amortization                                                                       --                  6,320

    General and administrative               109,764            20,513           157,489            49,876              1,445,790

                                        ------------      ------------      ------------      ------------      -----------------

Total expenses                               119,377            20,513           169,096            55,369              2,121,374

                                        ------------      ------------      ------------      ------------      -----------------

Operating loss                              (119,377)          (20,513)         (169,096)          (55,369)            (2,121,374)

OTHER INCOME (EXPENSE)

    Interest income (expense), net            (3,322)           (3,326)           (6,644)           (6,675)               (70,243)

    Loss on sale of assets                        --                --                --                --                 (1,231)

                                        ------------      ------------      ------------      ------------      -----------------

Loss before income taxes                    (122,699)          (23,839)         (175,740)          (62,044)            (2,192,848)

Provision for income taxes                        --                --                --                --                     --

                                        ------------      ------------      ------------      ------------      -----------------

    Net loss                            $   (122,699)     $    (23,839)     $   (175,740)     $    (62,044)     $      (2,192,848)

                                        ============      ============      ============      ============      =================

    Basic and diluted loss per share    $      (0.01)     $      (0.00)     $      (0.02)     $      (0.01)

                                        ============      ============      ============      ============

    Outstanding shares                    10,607,694        10,607,694        10,607,694        10,607,694

                                        ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                                    SIX MONTHS ENDED

                                                                     DECEMBER 31,                PERIOD FROM

                                                            ----------------------------      JANUARY 1, 1999 TO

                                                                   2004            2003       DECEMBER 31, 2004

                                                            -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                    $  (175,740)     $   (62,044)       $(2,192,848)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                                        --              6,320

      Loss on asset sale                                             --               --              1,231

      Amortization of note payable discount                          --               --             35,000

      Exploration cost paid by joint venture                         --               --            361,767

      Equity issued as compensation                                  --               --             95,600

      Changes in current assets and liabilities:

          Receivables                                                --                               3,126

          Payables                                              170,421           82,486            749,810

          Other                                                                                        (436)

                                                            -----------      -----------        -----------

Net cash (used in) operating activities                          (5,319)          20,442           (940,430)

Cash flows from investing activities:

      Additions to unproved properties                               --          (29,266)           (10,572)

      Unproved property cost recovery                                                750            191,467

      Asset purchases                                                --               --             (1,269)

      Proceeds from asset sale                                       --               --             (2,354)

                                                            -----------      -----------        -----------

Net cash provided by investing activities                                         28,516            177,272

Cash flows from financing activities:

      Sale of common stock                                           --               --            784,456

      Borrowings under credit agreement                              --               --            130,509

      Repayment of joint venture advances                            --               --                --

      Repayment of note payable                                      --               --           (130,000)

                                                            -----------      -----------        -----------

Net cash provided by financing activities                            --               --            784,965

                                                            -----------      -----------        -----------

Net increase (decrease) in cash and equivalents                  (5,319)          (8,074)            21,807

Cash and equivalents at beginning of period                      30,317            9,736              3,191

                                                            -----------      -----------        -----------

Cash and equivalents at end of period                       $    24,998     $      1,661        $    24,998

                                                            ===========      ===========        ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended December 31, 2004 and 2003

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

Comparison of Operations, three and six months ended December 31, 2004 versus December 31, 2003.

For the three and six month periods ending December 31, 2004 the Company's General and Administrative costs were $109,764 and $157,489, respectively, compared to $20,513 and $49,876, respectively, for the same periods in fiscal 2004. The significantly increased costs are due to the extensive work required to bring the Company into compliance with SEC reporting requirements and in order to enable the Company to become capable of approaching funding sources with requests for funding of its projects.

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

None

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