Form 10QSB
period 2005-03-31
COLORADO WYOMING RESERVE CO
filed 2005-06-30
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

MARCH 31, 2005

CURRENT ASSETS:

    Cash and cash equivalents                                       $    16,876

    Accounts receivable                                                      --

                                                                    -----------

Total current assets                                                     16,876

PROPERTY AND EQUIPMENT:

    Unproved oil and gas properties                                      26,598

    Other property and equipment                                         14,914

    Less accumulated depreciation, other property and equipment         (14,841)

                                                                    -----------

        Net property and equipment                                       26,671

    Other                                                                 1,960

                                                                    -----------

Total assets                                                        $    45,507

                                                                    ===========

CURRENT LIABILITIES:

    Trade accounts payable                                          $   190,474

    Other accrued liabilities                                           270,933

    Related party payables:

      On account                                                        259,658

      Advances from Lightening Draw                                     122,000

      Note payable to joint venture                                     305,000

                                                                    -----------

Total current liabilities                                             1,148,065

EQUITY

    Common Stock, $.01 par value: authorized-

         75,000,000 shares; issued and outstanding-

         10,807,694                                                     108,077

    Additional paid-in capital                                        5,384,976

    Warrants                                                            148,100

    Accumulated deficit:

         Before entering the development stage                       (4,441,242)

         After entering the development stage                        (2,302,469)

Total Equity                                                         (1,102,558)

Total liabilities and equity                                        $    45,507

                                                                    ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                              QUARTERS ENDED                      NINE MONTHS ENDED

                                                MARCH 31,                              MARCH 31,                 PERIOD FROM

                                      ------------------------------      ------------------------------      JANUARY 1, 1999 TO

                                           2005              2004              2005              2004           MARCH 31, 2005

                                      ------------      ------------      ------------      ------------      ------------------

REVENUES                              $         --      $         --      $         --      $         --      $              --

EXPENSES

   Exploration cost                            215                --            11,822             5,493                669,479

   Depreciation,

      depletion and amortization                --                                  --                                    6,320

   General and administrative              106,085             9,347           263,574            59,223              1,551,875

                                      ------------      ------------      ------------      ------------      -----------------

Total expenses                             106,299             9,347           275,395            64,716              2,227,673

                                      ------------      ------------      ------------      ------------      -----------------

Operating loss                            (106,299)           (9,347)         (275,395)          (64,716)            (2,227,673)

OTHER INCOME (EXPENSE)

   Interest income (expense), net           (3,322)           (3,322)           (9,966)           (9,997)               (73,565)

   Loss on sale of assets                       --                --                --                --                 (1,231)

                                      ------------      ------------      ------------      ------------      -----------------

Income (Loss) before income taxes         (109,621)          (12,669)         (285,361)          (74,713)            (2,302,469)

Provision for income taxes                      --                --                --                --                     --

                                      ------------      ------------      ------------      ------------      -----------------

   Net loss                           $   (109,621)     $    (12,669)     $   (285,361)     $    (74,713)     $      (2,302,469)

                                      ============      ============      ============      ============      =================

   Basic and diluted loss per share   $      (0.01)     $      (0.01)     $      (0.03)     $      (0.01)

                                      ============      ============      ============      ============

   Outstanding shares                   10,807,694        10,807,694        10,807,694        10,807,694

                                      ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                               NINE MONTHS ENDED

                                                                    MARCH 31,                 PERIOD FROM

                                                         ----------------------------      JANUARY 1, 1999 TO

                                                              2005             2004           MARCH 31, 2005

                                                         -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                 $  (285,361)     $   (74,713)     $      (2,302,469)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                    --                                   6,320

      Loss on asset sale                                          --               --                  1,231

      Amortization of note payable discount                       --               --                 35,000

      Loss from joint venture investment                          --               --

      Exploration cost paid by joint venture                      --                                 361,767

      Equity issued as compensation                               --               --                 95,600

      Changes in current assets and liabilities:

         Receivables                                                                                   3,126

         Payables                                            221,920           52,197                801,309

         Other                                                                                          (436)

                                                         -----------       ----------      ------------------

Net cash (used in) operating activities                      (63,441)         (22,516)              (998,552)

Cash flows from investing activities:

   Additions to unproved properties                               --           44,625                (10,572)

   Unproved property cost recovery                                              1,125                191,467

   Asset purchases                                                --               --                 (1,269)

   Proceeds from asset sale                                       --               --                 (2,354)

                                                          -----------      -----------      -----------------

Net cash (used in) provided by investing activities                            45,750                177,272

Cash flows from financing activities:

   Sale of common stock                                       50,000               --                834,456

   Advances from joint venture                                    --               --                130,509

   Borrowings under credit agreement                              --               --                     --

   Repayment of joint venture advances                                                                    --

   Notes payable                                                                                          --

   Repayment of notes payable                                     --               --               (130,000)

                                                          -----------      -----------      -----------------

Net cash provided by financing activities                     50,000               --                834,965

                                                          -----------      -----------      -----------------

Net increase (decrease) in cash and equivalents              (13,441)          23,234                 13,685

Cash and equivalents at beginning of period                   30,317            9,736                  3,191

                                                          -----------      -----------      -----------------

Cash and equivalents at end of period                    $    16,876      $    32,970      $          16,876

                                                          ===========      ===========      =================

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended March 31, 2005 and 2004

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

Comparison of Operations, three and nine months ended March 31, 2005 versus March 31, 2004.

For the three and nine month periods ending March 31, 2005 the Company's General and Administrative costs were $106,085 and $263,573, respectively, compared to $9,347 and $59,223, respectively, for the same periods in fiscal 2004. The significantly increased costs are due to the extensive work required to bring the Company into compliance with SEC reporting requirements and in order to enable the Company to become capable of approaching funding sources with requests for funding of its projects.

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