Form 10KSB
period 2005-06-30
COLORADO WYOMING RESERVE CO
filed 2005-09-27
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

YES   [ X ]              NO  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: None

As of September 13, 2005, 10,807,694 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $9,213,546 based on the closing price of the Company's Common Stock of $1.50, as reported by the Pink Sheets on September 13, 2005.

PART I

ITEM 1. BUSINESS

GENERAL

Colorado Wyoming Reserve Company ("CWYR" or the "Company"), with its principal office located at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506, telephone number (970) 255-9995, was incorporated as a Wyoming corporation on November 7, 1979.

The Company is an oil and natural gas exploration company with a geographical focus in the Rocky Mountain region of the western United States. The Company's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of three-dimensional (3D) geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands.  The Company's Southwest Lisbon property is currently in production and once payout is achieved the Company will begin to have operating income.

STRATEGY

The Company is a 3D Seismic exploration and production company focused on the Paradox Basin of Southeast Utah.  CWYR has defined seven structures, after four years of seismic science and the expenditure of approximately $5 million on science, acreage and drilling, by it and its partners.  After payout, the Company shall own 10.6% of structures one and two with structure one under development.  Structure one is producing into a sales pipeline.  Structures three through five, where the Company owns 42.5% working interest, remain to be drilled.  Structures six and seven are in the acquisition phase and the Company would own 42.5% of these to be acquired structures.  The Company anticipates additional 3D Seismic work around the identified structures.  The Company would like to expand its current 16,640 acre 3D Seismic shoot generated in the years 2000 to 2002 by an additional 64,000 acres, in the future, in order to look for additional structures.  Finally, it is worth noting that structures two through seven need to be drilled.

In years 2000 to 2002 the Company acquired 68,000 acre leases and then shot, processed and interpreted 16,640 acres, state of the art 3D Seismic shoot.  In 2003 the interpretation of the shoot was perfected.  In 2004, the Partners and the Company drilled two, 3D Science confirming wells, in May and December respectively, on structure one.  In 2005 the Company and Partners caused the Pipeline Contract and hook-up of two wells on structure one.  The Company anticipates an aggressive posture in pursuit of this area.

The Company is currently focusing its exploratory efforts on its mineral interests in approximately 16,640 gross leased acres (approximately 4,214 net leased acres) in the central Paradox Basin of southeastern Utah (the "Paradox Basin Project" or the "Project"). During fiscal 2001, the Company obtained a 3D seismic survey (the "Seismic Survey") covering a 26 square mile portion of its Paradox Basin leasehold position. The survey results indicate that further exploratory work is warranted on the Paradox Basin Project. Together with its joint venture partners, CWYR has recently undertaken drilling and intends to raise additional capital in order to be able to participate in the next phase of development of the Paradox Basin Project.

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah.  The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the 155 million barrel oil equivalent Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The wells are awaiting pipeline contract and hook-up.

The Company owns 10.6% APO of this 700-acre structure and 10.6% of the surrounding 8,960 acres.  Further additional seismic work in light of this successful discovery is anticipated on the structure.

The Company owns 42 ½ % of two other, 3D delineated, structures in the Paradox Basin Project.  Additionally, the Company will have 42 ½ % of two other, tentatively identified, structures in the area.

In the fall of 2005 the Company plans additional 3D Seismic science work in the whole of the Paradox Basin Project area as well as a development drilling program in the Southwest Lisbon structure.

On July 21, 2005 the Company announced that it had received BLM approval to drill a third well on its previously 3D seismic identified Southwest Lisbon structure in the Paradox Basin Exploration Project in Southeast Utah.

The initial two successful wells are currently being production tested.

The Company also stated that there is the possibility that up to a total of 12 to 16 wells from multiple zones on the Southwest Lisbon structure can be drilled.

The Company anticipates an extensive 3D seismic shooting program and drilling on its currently identified structures.

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

On September 25, 2002, Colorado Wyoming Reserve Company (the "Company") entered into a Farmout Agreement (the "2002 Farmout Agreement") with ST Oil Company, a Nevada corporation, and The Shoreline Companies, LLC, a Colorado limited liability company (collectively, the "Farmees"). The Company owns a 42.5% working interest and the Farmees collectively own a 34.5% working interest in certain oil and gas leases covering approximately 64,000 acres of land located in the Paradox Basin in San Juan County, Utah. J. Samuel Butler, a director of the Company till September 22, 2004, and a stockholder of the Company, is also President and Chief Executive Officer and a stockholder of ST Oil Company. F. Robert Tiddens and John F. Greene, directors of the Company till September 22, 2004, and stockholders of the Company, are also directors and 50% stockholders of The Shoreline Companies, LLC.

Under the 2002 Farmout Agreement, the Farmees agreed to drill a test well in the Remington Prospect, which covers approximately 1,440 acres in the Paradox Basin. The well must be drilled to a certain depth on or after November 15, 2002. The Company, as Farmor, will have the option to either participate in the drilling of the first test well for its proportionate share or to farmout its interest to the Farmees. If the Company wants to participate in the first test well, the Company must submit its proportionate share of the estimated drilling costs within 10 days of receipt of a notice to commence drilling. The Company's failure to submit drilling costs within such time will be deemed the Company's election not to participate and to farmout its interests to the Farmees.

CREDIT AGREEMENT

In September 2000, the Company also entered into a Credit Agreement with the Farmees. Amounts borrowed under the Credit Agreement bear interest at the rate of eight percent per annum. At June 30, 2005 the Company had a principal balance plus interest owing the Farmees of $177,246. The note was due and payable in full on September 28, 2001, and remains unpaid as of September 13, 2005.

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

ENVIRONMENTAL REGULATION

The Company's exploration activities are, and any development or production activities could be, subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental or cultural resource protection. These laws and regulations may (a) require the acquisition of a permit prior to constructing a drill site, commencing drilling or constructing pipelines; (b) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; (c) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, culturally sensitive and other protected areas; and (d) impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulations is likely to continue. Existing, as well as future, legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of properties, the extent of which cannot be predicted. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Since inception, the Company has not been required to make any material expenditures with respect to compliance with environmental laws and does not expect to make any material expenditures during the current and following fiscal year.

EMPLOYEES

As of September 13, 2005, the Company had one full-time employee. The Company employs consultants as needed.

RISK FACTORS

THE COMPANY HAS NO CASH, NO OPERATIONS AND NO REVENUES AND COULD BE FORCED TO LIQUIDATE; AS A RESULT, STOCKHOLDERS MAY SUFFER A COMPLETE LOSS OF THEIR INVESTMENT.

CWYR has a history of operating losses, and it is anticipated that those losses will continue for the foreseeable future. The Company continues to incur costs related to maintaining its interests in its properties as well as general and administrative costs. In addition, CWYR will require substantial additional capital to further explore and develop its properties and to acquire additional properties. The Company currently has no cash. The Company does not currently have any producing properties, and therefore has no prospects for a positive revenue stream in the near future. The Company is in default for nonpayment of its $177,246 loan (which includes $122,000 principal plus $55,246 interest) under the Credit Agreement. The Company will need to raise additional capital through a debt or equity financing in the immediate future in order to fund its share of maintaining and marketing the Paradox Basin Project, to acquire additional properties pursuant to the AMI provision of the Farmout Agreement or otherwise, to cover its general and administrative expenses and to repay outstanding indebtedness. If the Company is successful in raising additional equity capital, a substantial discount to prevailing market prices may be required, resulting in significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining additional financing on terms acceptable to it, if at all. The Company's failure to obtain additional financing would have a material adverse effect on the Company's business and financial position, and, as a result, CWYR may have to liquidate and stockholders may suffer a complete loss of their investment.

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

THE COMPANY'S EXPLORATION ACTIVITIES ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK.

CWYR currently is spending its entire capital budget on exploration of one project. Exploration activities are speculative and involve substantially more risk than development or exploitation activities. Even when fully utilized and properly interpreted, 3D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not conclusively allow the interpreter to know if hydrocarbons will in fact be present in such structures. In addition, the use of 3D seismic data and such technologies requires greater predrilling expenditures than traditional drilling strategies. Additionally, market forces could increase the costs of further exploration to make it prohibitive. Because the Company has only one exploration project, any exploration failure could force the Company to liquidate.

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

THE ABSENCE OF A LIQUID MARKET FOR CWYR COMMON STOCK COULD HARM THE ABILITY OF STOCKHOLDERS TO SELL SHARES OF CWYR COMMON STOCK.

Due to the Company's extended delay in filing its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2001, 2002, 2003 and 2004, the National Association of Securities Dealers (the "NASD") removed the Company from the OTC Bulletin Board System ("OTCBBS"). Because the Company's Common Stock, par value $0.01 per share ("Common Stock"), is not able to trade on the OTCBBS, stockholders may be unable to sell their shares of Common Stock.

At present the Company is able to trade only on the "pink sheets" maintained by Pink Sheets LLC.  This market is thinly traded and lacks the liquidity of other public markets with which some investors have more experience. There is no assurance that a more liquid trading market will develop or, if developed, would be sustained. Stockholders may be unable to sell their shares of Common Stock. Furthermore, it is unlikely that a lending institution would accept Common Stock as pledged collateral for loans unless a regular trading market develops.

Since filings were brought current on June 30, 2005, the Company began the process of regaining OTC BB status, but as of September 13, 2005 this is still not completed.

THE COMPANY'S DELINQUENCY IN FILING EXCHANGE ACT REPORTS COULD LIMIT THE ABILITY OF STOCKHOLDERS TO SELL RESTRICTED SHARES OF CWYR COMMON STOCK.

The Company was delinquent in filing its Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2001, 2002, 2003 and 2004. The Company's delinquency in filing such reports could have an impact on the ability of its stockholders to sell restricted shares of Common Stock pursuant to the exemption from registration provided by Rule 144 of the Securities Act of 1933, as amended.

LIMITED SHARE TRADING, STOCK PRICE VOLATILITY AND FUTURE ISSUANCES COULD ADVERSELY AFFECT THE PRICE OF CWYR COMMON STOCK.

Historically, trading in the Company's stock has been sporadic and the stock price has been volatile. Sales of substantial amounts of Common Stock by CWYR's principal stockholders in the public market could adversely affect the prevailing market price of the Common Stock. In addition, CWYR has granted options and issued warrants to purchase 5,395,000 shares of Common Stock, all of which are presently exercisable. Future issuances upon exercise of options or warrants could cause substantial dilution to stockholders.

THE COMPANY'S EXPLORATION ACTIVITIES ARE CONTROLLED BY THIRD PARTIES.

The Company's current exploration activities are being conducted and controlled by third parties. The Company has a minority interest in the Paradox Basin Project, so its ability to control the future exploration activities under the Farmout Agreement is limited.

CONFLICTS OF INTEREST MAY HARM THE INTERESTS OF STOCKHOLDERS.

J. Samuel Butler, F. Robert Tiddens and John F. Greene, who were all directors and stockholders of the Company until September 22, 2004, are officers, directors and/or stockholders of the Farmees under the Farmout Agreement. The Company is in default for nonpayment of its $177,246 loan (which includes $122,000 principal plus $55,246 interest) under the Credit Agreement In addition Mr. Butler is the President of Trinity Petroleum Management, LLC ("Trinity"), a privately-held company providing accounting and other administrative services to CWYR. See Item 12, "Certain Relationships and Related Transactions." The continuation of certain related party transactions and the interests that the Company's directors and stockholders have in other enterprises, including the Farmees, may result in conflicts of interest between the Company and such individuals. For example, the ownership interests of the Farmees in the Paradox Basin Project would increase if the Company fails to fund it share of maintaining the project. Conflicts of interest may not be resolved in a manner favorable to the Company.

CONTROL BY INSIDERS MAY PREVENT A CHANGE IN CONTROL OR ASSET SALE THAT WOULD BE IN THE BEST INTERESTS OF STOCKHOLDERS.

Of the Company's shares of Common Stock currently outstanding, approximately 20 percent is held by the Company's directors, officer and affiliates. In addition, options or warrants for 2,400,000 shares of Common Stock have been granted to the Company's directors, officer and affiliates, all of which are currently outstanding and presently exercisable. If all such currently exercisable options were exercised, the Company's directors, officers and affiliates would beneficially own approximately 34.9 percent of the total outstanding shares of Common Stock of CWYR. Consequently, they are able to exercise significant control over all matters requiring stockholder approval. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of CWYR or a sale of CWYR's assets.

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

ITEM 2. PROPERTIES

The Company's Paradox Basin Project consists of mineral interests in approximately 16,640 gross leased acres (approximately 4,214 net leased acres) in San Juan County in southeastern Utah. During fiscal 2001, the Company obtained the Seismic Survey covering a 26 square mile portion of its Paradox Basin leasehold position. Analysis of the data confirmed the existence of drillable prospects previously identified by two dimensional ("2D") seismic as well as the identification of prospects not previously defined. Additionally, the Seismic Survey confirmed that 3D Vibroseis, a technique that is considerably less expensive than the traditional dynamite energy source, can be used effectively in many areas of the Paradox Basin Project.

The Seismic Survey was located and conducted in an area where Pennsylvanian aged prospects were previously identified by 2D seismic. Many analog Pennsylvanian fields produce in the Paradox Basin south of the Company's project area. Due to the lack of sub-surface well control and complex geology, drilling these prospects based on 2D seismic entails significant risk. The Company obtained the Seismic Survey to delineate prospects and to identify other potential hydrocarbon formations. As a result of the Seismic Survey, several Pennsylvanian prospects were delineated and two separate Pennsylvanian zones were identified as being potentially productive. Additionally, two deeper Mississippian zone locations were found to be prospective. Analysis of the seismic led to the inference of closed carbonate structures and faulting in the Mississippian. The Lisbon Field, a Mississippian carbonate unit less than 10 miles from the Company's project area, has produced over 50 million barrels of oil and 580 billion cubic feet of gas. There can be no assurance that reserves will be found at the Paradox Basin Project.

The Company is still evaluating its options with respect to the next phase of Project development. See Management's Discussion and Analysis or Plan of Operation.

ACREAGE

The following table sets forth the Company's approximate working interest in undeveloped acreage, all of which is located in the central Paradox Basin, San Juan County, Utah, at June 30, 2005:

Undeveloped Acreage Gross Net ---------- --------- Utah 16,640 4,214

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

PRODUCING WELLS

CWYR owned interests in two productive oil and gas wells and the associated developed acreage at June 30, 2005.

OTHER

During fiscal 2005 and 2004:

o There have been no reserve estimates filed with any other United States federal authority or agency.

o The Company was not a party to any long-term supply or similar agreements with foreign governments or authorities in which CWYR acted as a producer.

o In the fall of 2004 the Company participated in the re-entry into an existing well and an exploratory well.  Both wells proved productive.  The Company drilled no other productive or dry, exploratory or development wells during fiscal 2005 and 2004.

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

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER

MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock was traded on the NASD's Over-the-Counter Bulletin Board System (the "OTCBB") until November 20, 2001. Since that date the stock has traded on the “Pink Sheets” maintained by Pink Sheets LLC, with the symbol CWYR.

Since filings were brought current on June 30, 2005, the Company began the process of regaining OTC BB status, but as of September 13, 2005 this is still not completed.

The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD in the over-the-counter market and Pink Sheets for the periods indicated. The bid prices represent prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of CWYR has been minimal.

  For the Quarter Ended       High        Low

---------------------------  ---------  --------

September 30, 2003           $ .05      $    .01

December 31, 2003            $ .10      $  .0001

March 31, 2004               $ .25      $  .0001

June 30, 2004                $ .30      $    .02

September 30, 2004           $ .50      $    .02

December 31, 2004            $1.10      $    .05

March 31, 2005               $2.15      $    .60

June 30, 2005                $2.15      $   1.00

The number of record holders of Common Stock of CWYR as of September 13, 2005 is estimated to be 2,756. The closing price as of that date, as quoted on the Pink Sheets under the symbol CWYR was $1.50.

No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during fiscal 2005.

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

PLAN OF OPERATIONS

At September 13, 2005, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

At September 13, 2005, the following major events have taken place since June 2004:

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

The Company plans to raise funds to meet its obligation to fund its 42.5 percent share of the costs of maintaining the Paradox Basin Project leasehold (estimated at $33,000 per year) and the costs of marketing the Project, to repay the $177,246 loan (which includes $122,000 principal plus $55,246 interest) borrowed under the Credit Agreement and due and payable in full on September 28, 2001, and to pay existing accounts payable. If the Company is not successful in raising additional capital to fund its short term needs, the Company may have to liquidate and stockholders may suffer a complete loss of their investment.

If the Company and the Farmees elect to sell the property, the Company intends to use its share of the proceeds to pay outstanding obligations, including the $177,246 loan (which includes $122,000 principal plus $55,246 interest) under the Credit Agreement and existing accounts payable. Remaining proceeds, if any, may be used to purchase new oil and gas leases. If the joint venture elects to enter into a farmout agreement with an industry partner or to drill an exploratory well or wells, the Company would need significant additional financing. If an industry partner is brought in to drill or if the Company is not successful in raising additional capital, its interests in the Project would be further reduced. The failure to raise additional capital could also lead to forfeiture of the Company's interest in the Project.

On December 9, 2002 results of the first test well on the Remington Prospect, which well covers approximately 160 acres of the 26 square mile (16,640 acres) portion of the Company's Paradox Basin leasehold position encompassed by the 3D seismic survey acquired by the Company during fiscal 2001 (the "3D Seismic Area"), were unsuccessful. The Company plans to review the 3D seismic data and the sub surface data obtained by drilling the test well to determine whether future shallow zone exploration in the Remington Prospect and in the 3D Seismic Area is warranted. In addition, the Company intends to study ways of developing the deeper horizon potential identified by the 3D seismic survey.

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

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah.  The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the West Lisbon structure, 3 ½ miles southwest of the 155 million barrel oil equivalent Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The wells are awaiting pipeline contract and hook-up.

The Company owns 10.6% APO of this 700-acre structure and 10.6% of the surrounding 8,960 acres.  Further additional seismic work in light of this successful discovery is anticipated on the structure.

The Company owns 42 ½ % of two other, 3D delineated, structures in the Paradox Basin Project.  Additionally, the Company will have 42 ½ % of two other, tentatively identified, structures in the area.

In the fall of 2005 the Company plans additional 3D Seismic science work in the whole of the Paradox Basin Project area as well as a development drilling program in the Southwest Lisbon structure.  Also in the summer of 2005 the two delineated structures are anticipated to be explored.

On July 21, 2005 the Company announced that it had received BLM approval to drill a third well on its previously 3D seismic identified Southwest Lisbon structure in the Paradox Basin Exploration Project in Southeast Utah.

The initial two successful wells are currently being production tested.

The Company also stated that there is the possibility that up to a total of 12 to 16 wells from multiple zones on the Southwest Lisbon structure can be drilled.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us, beginning July 1, 2005.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, which changes the guidance in APB 29, Accounting for Non-monetary Transactions. This Statement amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation.

In March 2004, the FASB issued consensus on EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share," related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior periods to be restated. As, the Company has incurred net losses in the current and prior periods, the adoption of EITF 03-6 had no impact on the Company's financial condition, or its results of operations.

ITEM 7. FINANCIAL STATEMENTS

      PAGE

Independent Auditor's Report

14

Consolidated Balance Sheet as of June 30, 2005

15

Consolidated Statements of Operations for the Years Ended June 30, 2005 and June 30, 2004

and the Period from January 1, 1999 through June 30, 2005

16

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2005

and June 30, 2004

17

Consolidated Cash Flow Statements for the Years Ended June 30, 2005 and June 30, 2004

and the Period from January 1, 1999 through June 30, 2005

18

Notes to the Consolidated Financial Statements

19

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Colorado Wyoming Reserve Company

Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2005, the related consolidated statements of stockholders' equity for each of the years in the two-year period ended June 30, 2005 and the consolidated statements of operations, and cash flows for each of the years in the two-year period ended June 30, 2005 and the period from January 1, 1999 to June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2005 and the period from January 1, 1999 to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Arshad Farooq

ARSHAD FAROOQ CPA

Ontario, California

September 13, 2005

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

CURRENT ASSETS:

   Cash and cash equivalents                         $  17,553

   Accounts receivable                                      --

                                                     -----------

Total current assets                                    17,553

PROPERTY AND EQUIPMENT:

   Unproved oil and gas properties                      26,598

   Other property and equipment                         14,914

   Less accumulated depreciation, other property

    and equipment                                      (14,841)

                                                     -----------

      Net property and equipment                        26,671

   Other                                                 1,960

                                                     -----------

Total assets                                         $  46,184

                                                     ===========

CURRENT LIABILITIES:

   Trade accounts payable                            $ 232,331

   Other accrued liabilities                           353,800

   Related party payables:                             304,658

      Advances from Lightening Draw                    122,000

      Note payable to joint venture                    305,000

                                                     -----------

Total current liabilities                            1,317,789

EQUITY

   Common Stock, $.01 par value: authorized--

        75,000,000 shares; issued and

        outstanding--10,807,694                        108,077

   Additional paid-in capital                        5,384,976

   Warrants                                            148,100

   Accumulated deficit:

        Before entering the development stage       (4,441,242)

        After entering the development stage        (2,471,516)

                                                     -----------

Total Equity                                        (1,271,605)

                                                     -----------

Total liabilities and equity                        $   46,184

                                                     ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Years Ended           Period From

                                           June 30,             January 1,

                                   -------------------------     1999 to

                                       2005         2004      June 30, 2005

                                   ------------------------- ---------------

REVENUES:                          $    -        $       -    $         -

EXPENSES:

   Exploration cost                   53,679        14,443        711,336

   Depreciation, depletion and

     amortization                                       --          6,320

   General and administrative        381,130        72,840      1,669,431

                                   ------------  -----------  ------------

Total expenses                       434,809        87,273      2,387,087

                                   ------------  -----------  ------------

Operating loss                     ($434,809)     ($87,273)   ($2,387,087)

OTHER INCOME (EXPENSE)

   Interest income (expense)         (19,599)      (13,319)       (83,198)

   Loss on sale of assets                  -             -         (1,231)

                                   ------------  -----------  ------------

Income (Loss) before income taxes  ($454,408)    ($100,592)   ($2,471,516)

Provision for income taxes                 -             -              -

   Net loss                       $ (454,408)   $ (100,592)  $ (2,471,516)

                                   ============  ===========  ============

   Basic and diluted loss per

     share                         $   (0.04)    $   (0.01)

                                   ============  ===========

   Weighted average common

   shares outstanding              10,674,361    10,607,694

                                   ============  ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

JUNE 30, 2005

                              Common Stock                                 Additional

                         ---------------------              Subscription     Paid-In     Accumulated

                           Shares    Par Value    Warrants   Receivable      Capital       Deficit        Total

                         ----------  ---------  ---------   ---------    -----------     ------------   ---------

BALANCE, JUNE 30, 2004   10,607,694  $106,077     $148,100    $            $5,336,976    $(6,458,350)   $(867,197)

Stock option exercise       200,000     2,000            -           -         48,000              -       50,000

 Sale of common stock             -         -            -           -              -              -

Net (loss) for the year

 ended June 30, 2005              -         -            -           -              -       (454,408)    (454,408)

                         ----------  --------     --------   ---------     ----------     ------------  ----------

BALANCE, JUNE 30, 2005   10,807,694  $108,077     $148,100   $       -     $5,384,976    $(6,912,758) $(1,271,605)

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED CASH FLOW STATEMENTS

                                                              Years Ended         Period From

                                                                June 30,           January 1,

                                                       -------------------------     1999 to

                                                           2005         2004      June 30, 2005

                                                       ------------------------- ---------------

Cash flows from operating activities:

Net loss                                               $(454,408)    $(100,592)   $(2,471,516)

   Adjustments to reconcile net loss to net

   cash used in operating activities:

   Depletion, depreciation and amortization                    -             -          6,320

   Loss on asset sale                                          -             -          1,231

   Amortization  of note payable discount                      -             -         35,000

   Loss from joint venture investment                          -             -        361,767

   Equity issued as compensation                               -                       95,600

   Changes in current assets and liabilities:

     Receivables                                               -             -          3,126

     Payables                                            391,644        75,048        971,033

     Other                                                                   -           (436)

                                                     ------------   -----------   ------------

Net cash (used in) operating activities                  (62,764)      (25,544)      (997,875)

Cash flows from investing activities:

   Additions to unproved properties                                     44,625        (10,572)

   Unproved property cost recovery                                       1,500        191,467

   Asset purchases                                             -             -         (1,269)

   Proceeds from asset sale                                    -             -         (2,354)

                                                     ------------   -----------   ------------

Net cash provided by investing activities                               46,125        177,272

Cash flows from financing activities:

   Sale of common stock                                   50,000             -        834,456

   Borrowings under credit agreement                           -                      130,509

   Repayment of note payable                                   -             -       (130,000)

                                                     ------------   -----------   ------------

Net cash provided by financing activities                 50,000             -        834,965

                                                     ------------   -----------   ------------

Net increase (decrease) in cash and equivalents          (12,764)       20,581         14,362

Cash and equivalents at beginning of period               30,317         9,736          3,191

                                                     ------------   -----------   ------------

Cash and equivalents at end of period                  $  17,553   $    30,317    $    17,553

                                                     ============   ===========   ============

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS:

Colorado Wyoming Reserve Company (the "Company" or "CWYR") is an oil and natural gas exploration company with a geographical focus in the Rocky Mountain region of the western United States. The Company's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of 3D geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands.

The Company is currently focusing its exploratory efforts in the central Paradox Basin areas of southeastern Utah (the "Paradox Basin Project"). The Company has no revenues and continues to incur certain general and administrative expenses and obligations related to the Paradox Basin Project.

As more fully discussed in Note 3, on September 28, 2000, the Company entered into a Farmout Agreement with ST Oil Company ("ST Oil"), FM Energy, LLC, (whose rights and interests were subsequently assigned to Moore Energy LLC ("Moore Energy") and The Shoreline Companies ("Shoreline") (collectively, "the Farmees"). The Farmout Agreement was entered into for the purpose of having a 3D seismic survey (the "Seismic Survey") conducted on the Paradox Basin Project. The Seismic Survey was completed in August 2001.

A second farmout was created where the Company would own a 25% back-in after payout on the 8,960 acre farmout with two wells to be drilled by the farmees.

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

JUNE 30, 2005 AND 2004

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

JUNE 30, 2005 AND 2004

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

NET LOSS ATTRIBUTABLE TO COMMON SHARES:

The Company has adopted SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. A diluted earnings per share is calculated by taking into account all potentially dilutive securities. The Company has not included potentially dilutive securities consisting of options and warrants because they would be anti-dilutive.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us, beginning July 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS, continued

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, which changes the guidance in APB 29, Accounting for Non-monetary Transactions. This Statement amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations," on oil and gas producing entities that use the full cost accounting method. It states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

3. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS, Continued

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

In September 2000, the Company entered into a Credit Agreement with the Farmees. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2005, the Company had a balance owing the Farmees of $177,246 (which includes $122,000 principal plus $55,246 interest). The note was due and payable in full on September 28, 2001, and remains unpaid as of September 13, 2005.

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

There was no option and warrant activity for the year ended June 30, 2004 and the options and warrants outstanding at June 30, 2004 and 2005 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

4. OPTIONS, WARRANTS AND RESERVED SHARES, Continued

Information on options and warrants outstanding at June 30, 2004:

                 Options and         Weighted         Options and

  Weighted         Warrants          Average            Warrants

  Exercise       Outstanding      Contractual         Exercisable

   Price         June 30, 2004           Life       June 30, 2004

-------------    ------------   --------------   -----------------

   $0.31          3,090,000           2.48            3,090,000

Information on options and warrants outstanding at June 30, 2005:

                 Options and         Weighted         Options and

  Weighted         Warrants          Average            Warrants

  Exercise       Outstanding      Contractual         Exercisable

   Price         June 30, 2004           Life       June 30, 2004

-------------    ------------   --------------   -----------------

   $0.24           5,395,000           6.63            5,395,000

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement and for shares issued to nonemployees. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of all options issued during fiscal 2005 (there were no options issued in fiscal 2004) was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Risk free interest rate                               5.0%

Volatility factor                                     500%

Dividend yield                                         0%

Expected term of options                           five years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

4. OPTIONS, WARRANTS AND RESERVED SHARES, Continued

Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                         For the Years Ended June 30,

                                    ------------------------------------

                                          2005                 2004

                                    ----------------       -------------

Net loss as reported                 $  (454,408)           $ (100,592)

Pro forma                            $(1,193,740)           $ (100,592)

Basic  loss per share as reported    $     (0.04)           $    (0.01)

Pro forma                            $     (0.11)           $    (0.01)

5. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs relating to oil and gas activities at June 30, 2005 and 2004 are as follows:

2005 2004 ---------- ---------- Unproved oil and gas properties $ 58,177 $ 26,598

Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2005 and 2004 are as follows:

2005 2004 ---------- ---------- Acquisition of unproved properties $ 22,100 $ 24,163

The Company had no oil and gas sales during the years ended June 30, 2005 and 2004. As such, it had no results of operations for oil and gas producing activities during each of those periods.

RESERVES (UNAUDITED)

The Company had no proved oil and gas reserves at June 30, 2005 and 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

On December 21, 2004 Hein & Associates LLP (“Hein & Associates”) resigned as independent auditor of Colorado Wyoming Reserve Company (the "Company").  Hein & Associates' reports in the Company's 10-KSB for each of the years ended June 30, 2001 and 2000, respectively, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than reflecting an uncertainty as to the Company's ability to continue as a going concern.

During each of the two (2) years ended June 30, 2001 and 2000, and all subsequent interim periods through June 29, 2005, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Hein & Associates’ satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On December 22, 2004, the Company engaged Arshad Farooq, CPA (“Farooq”) as its independent registered public accounting firm to audit the Company's financial statements for the fiscal years 2002, 2003 and 2004. During each of the two (2) years ended June 30, 2001 and 2000, and all subsequent interim periods through December 22, 2004, the Company did not consult Farooq on any matters described in Item 304(a)(2)(i) of Regulation S-B. During each of the two (2) years ended June 30, 2001 and 2000, and all subsequent interim periods through December 22, 2004, the Company did not consult Farooq on any matters described in Item 304(a)(2)(ii) of Regulation S-B.

The decision to change accountants was approved by the Board of Directors of the Company on December 22, 2004.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE

WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the Company's executive officers and the members of the Board of Directors of the Company as of June 30, 2005.

          Name                 Age                     Position

-------------------------  ------------  --------------------------------------

Kim M. Fuerst                  54        President, Chief Executive Officer,

                                         Treasurer, Secretary and Director

Rafiq A. Sayed                 51        Chief Financial Officer, Director

Dr. Syed A. Daud               41        Director

KIM M. FUERST has been President, Chief Executive Officer and Director since September 1996, and Chief Financial and Accounting Officer from October 17, 1997 to September 22, 2004. From 1994 to 1996 he was a Vice President and head of the energy group of Van Kasper and Company, an investment banking firm. From 1989 to 1994 he served in various capacities at Great Northern Gas Company including Vice President of Finance and as a Director. From 1982 to 1990 he was President and Chief Operating Officer of Karen Oil Company which, during this period, drilled over 100 wells and operated those wells that were producing wells. Over the past 25 years he has worked in a variety of energy related positions, both as an independent producer and as an investment banker.

RAFIQ A. SAYED has been a Director of the Company since September 1998. On September 22, 2004 Mr. Sayed was appointed Chief Financial Officer. Since May 2000, Mr. Sayed has worked for EMC Corporation as a Vice President. From October 1999 through April 2000, Mr. Sayed was a consultant for the utility industry. From 1997 to October 1999, Mr. Sayed served as Vice President of Engineering for ADC Telecom. From 1981 to 1997, Mr. Sayed was with Nortel Technology in various positions, most recently as Senior Director. He served on the Board of Directors of Meteor Industries, Inc., a position he held from April 1996 until September 1998. Mr. Sayed graduated from Southbank College in London, England in 1975 with an H.N.D. in Electrical/Electronic Engineering. He also attended Essex University in London, England where he was enrolled in an advanced computer science program.

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

COMMITTEES AND MEETINGS

During the fiscal year ended June 30, 2005, the Board of Directors held one meeting. The Board of Directors of the Company has no established committees to which it has delegated any authority.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for each of the Company's last three fiscal years by the Company to its chief executive and chief financial officers.

SUMMARY COMPENSATION TABLE

                                       Annual Compensation     Long Term Compensation Awards

                                       -------------------   --------------------------------

                                                                        Awards

                                                             --------------------------------

  Name and Position             Year        Salary ($)       Securities Underlying Options(#)

-----------------------        ------  ------------------    --------------------------------

Kim M. Fuerst                   2005            60,000 (1)                --

Chief Executive Officer,        2004            60,000                    --

President, Treasurer            2003            60,000                    --

and Secretary

Rafiq Sayed                     2005           100,000 (1)              800,000

Chief Financial

Officer

(1) All executive salaries were accrued but not paid during fiscal 2005.

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

The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officer as of June 30, 2005, as well as the value of unexercised "in the money" options at such date. No stock options were exercised by the named executive officer during the last fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

                           Number of Securities      Value of Unexercised In the

                          Underlying Unexercised        Money Options/SARs at

    Name                  Options/SARs At FY-End              FY-End

                                    (#)               Exercisable/Unexercisable

                          Exercisable/Unexercisable

----------------------    -------------------------  ---------------------------

Kim M. Fuerst                 1,000,000/0                    $1,550,000/0 (1)

Rafiq Sayed                   1,200,000/0                    $1,860,000/0 (1)

(1)  The closing price on June 30, 2005, was $1.80 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number of shares of Common Stock of the Company beneficially owned as of September 15, 2005, by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company; (ii) each of the Company's directors; (iii) the Company's sole executive officer; and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such holders, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                              Number of         Percentage

              Name and Address                Shares(a)     Beneficially Owned (b)

------------------------------------------   -----------  ----------------------

Kim M. Fuerst.............................    3,137,000(c)           26.6%

       751 Horizon Court, Ste. 205

       Grand Junction, Colorado  81506

Syed A. Daud..............................      200,000(d)            1.8%

       64 Hainsworth Ct.

       Markham, Ontario  L3S1T5

       Canada

Rafiq A. Sayed............................    1,200,000(e)           10.0%

       102 Avenue of the Estates

       Cary, North Carolina  27511

The James E. Moore Revocable Trust,.......    3,050,000(f)           27.8%

       u/d/t dated July 28, 1994

       21484 Paseo Portola St.

       Malibu, California  90265

All executive officers and directors as a

group (three persons)......................   4,537,000(g)           34.4%

(a) All shares are owned both of record and beneficially unless otherwise specified by footnote to this table.

(b) Based on 10,807,694 shares of Common Stock outstanding at September 13, 2005.

(c) Includes 500,000 shares issuable upon exercise of currently exercisable stock options granted under the Incentive Stock Option Plan in 1996, and 500,000 shares issuable upon exercise of currently exercisable stock options granted under the Equity Plan.

 (d) Includes 150,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan, and 50,000 shares issuable upon exercise of currently exercisable stock options granted September 22, 2004.

 (e) Includes 400,000 shares issuable upon exercise of currently exercisable director stock options granted under the Equity Incentive Plan and 800,000 shares issuable upon exercise of currently exercisable stock options granted September 22, 2004.

(f) Includes 180,000 shares issuable upon exercise of currently exercisable warrants granted in connection with Bridge Loan and extensions thereof.

(g) Includes 2,400,000 shares issuable upon exercise of options and warrants.

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

In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, subsequently increased to $122,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2005 the Company had a balance owing the Creditors of $177,246 loan (which includes $122,000 principal plus $55,246 interest). The note was due and payable in full on September 28, 2001, and remains unpaid as of September 13, 2005.

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

ITEM 14.  AUDIT FEES

The aggregate fees billed in each of the last two fiscal years by Arshad Farooq, CPA for its audit of the Company’s annual financial statements and review of interim financial statements, including the Company’s Form 10-QSB reports, were $15,000 and $10,000 in the years 2005 and 2004, respectively.

Audit-Related Fees

$15,000 and $10,000 in 2005 and 2004 respectively.

Tax  Fees

None in 2005 and 2004.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Hein + Associates, other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO WYOMING RESERVE COMPANY

Dated: September 26, 2005 By: /S/ KIM M. FUERST -------------------------------------- Kim M. Fuerst, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  September 26, 2005                By:  /s/ KIM M. FUERST

                                         --------------------------------------

                                         Kim M. Fuerst, President, Chief

                                         Executive Officer, Treasurer and

                                         Secretary (Principal Executive

                                         Officer, Director)

Dated:  September 26, 2005                By:  /s/ RAFIQ A. SAYED

                                         --------------------------------------

                                         Rafiq A. Sayed, Director and

                                         Chief Financial Officer (Chief

                                         Financial and Accounting Officer)

                                          By:  /s/ SYED A. DAUD

                                         --------------------------------------

Dated:  September 26, 2005                 Syed A. Daud, Director

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