Form 10QSB
period 2005-09-30
COLORADO WYOMING RESERVE CO
filed 2005-11-14
CIK 318852

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Yes  /X/       No /  /

There were 10,857,694 shares of the Registrant's $.01 par value common stock outstanding as of November 14, 2005.

Transitional Small Business Disclosure: Yes / /     No /X/

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

September 30, 2005

CURRENT ASSETS:

    Cash and cash equivalents                                       $     2,516

    Accounts receivable                                                      --

                                                                    -----------

Total current assets                                                      2,516

PROPERTY AND EQUIPMENT:

    Unproved oil and gas properties                                      26,598

    Other property and equipment                                         14,914

    Less accumulated depreciation, other property and equipment         (14,841)

                                                                    -----------

        Net property and equipment                                       26,671

    Other                                                                 1,960

                                                                    -----------

Total assets                                                        $    31,147

                                                                    ===========

CURRENT LIABILITIES:

    Trade accounts payable                                          $   229,148

    Other accrued liabilities                                           398,800

    Related party payables:

      On account                                                        355,008

      Advances from Lightening Draw                                     122,000

      Note payable to joint venture                                     305,000

                                                                    -----------

Total current liabilities                                             1,409,956

EQUITY

    Common Stock, $.01 par value: authorized-

         75,000,000 shares; issued and outstanding-

         10,807,694                                                     108,077

    Additional paid-in capital                                        5,384,976

    Warrants                                                            148,100

    Accumulated deficit:

         Before entering the development stage                       (4,441,242)

         After entering the development stage                        (2,578,720)

Total Equity                                                         (1,378,809)

Total liabilities and equity                                        $    31,147

                                                                    ===========

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                  QUARTERS ENDED

                                                                   SEPTEMBER 30,               PERIOD FROM

                                                        ------------------------------      JANUARY 1, 1999 TO

                                                            2005             2004           SEPTEMBER 30, 2005

                                                        ------------      ------------      ------------------

REVENUES                                                $         --      $         --       $              --

EXPENSES

   Exploration cost                                               --             1,994                 711,336

   Depreciation,

      depletion and amortization                                                                         6,320

   General and administrative                                101,854            47,725               1,771,285

                                                        ------------      ------------         ----------------

Total expenses                                               101,854            49,719               2,488,941

                                                        ------------      ------------         ----------------

Operating loss                                              (101,854)          (49,719)             (2,488,941)

OTHER INCOME (EXPENSE)

   Interest income (expense), net                             (5,350)           (3,322)                (88,548)

   Loss on sale of assets                                         --                --                  (1,231)

                                                        ------------      ------------        -----------------

Income (Loss) before income taxes                           (107,204)          (53,041)             (2,578,720)

Provision for income taxes                                        --                --                       --

                                                        ------------      ------------        -----------------

   Net loss                                             $   (107,204)     $    (53,041)        $    (2,578,720)

                                                        ============      ============        =================

   Basic and diluted loss per share                     $       (.01)     $      (0.01)

                                                        ============      ============

   Outstanding shares                                     10,807,694        10,607,694

                                                        ============      ============

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

(A DEVELOPMENT STAGE ENTERPRISE)

CASH FLOW STATEMENTS

                                                                QUARTERS ENDED

                                                                 SEPTEMBER 30,                 PERIOD FROM

                                                         ----------------------------      JANUARY 1, 1999 TO

                                                              2005             2004        SEPTEMBER 30, 2005

                                                         -----------      -----------      ------------------

Cash flows from operating activities:

Net loss                                                 $  (107,204)     $   (53,041)             (2,578,720)

   Adjustments to reconcile net loss to net used in

      operating activities:

      Depletion, depreciation and amortization                    --               --                   6,320

      Loss on asset sale                                          --               --                   1,231

      Amortization of note payable discount                       --               --                  35,000

      Loss from joint venture investment                          --                                  361,767

      Equity issued as compensation                               --               --                  95,600

      Changes in current assets and liabilities:

         Receivables                                              --               --                   3,126

         Payables                                             92,167           53,041               1,063,200

         Other                                                                     --                    (436)

                                                         -----------       ----------      ------------------

Net cash (used in) operating activities                      (15,037)               0              (1,012,912)

Cash flows from investing activities:

   Additions to unproved properties                                -                -                 (10,572)

   Unproved property cost recovery                                                  -                 191,467

   Asset purchases                                                --               --                  (1,269)

   Proceeds from asset sale                                       --               --                  (2,354)

                                                          ----------       ----------       -----------------

Net cash (used in) provided by investing activities                0                0                 177,272

Cash flows from financing activities:

   Sale of common stock                                           --               --                 834,456

   Advances from joint venture                                    --                                  130,509

   Repayment of joint venture advances                            --               --

   Repayment of notes payable                                     --               --                (130,000)

                                                          ----------       ----------       -----------------

Net cash provided by financing activities                         --               --                 834,965

                                                          ----------       ----------       -----------------

Net increase (decrease) in cash and equivalents              (15,037)               -                   (675)

Cash and equivalents at beginning of period                   17,553           30,317                   3,191

                                                          -----------      ----------       -----------------

Cash and equivalents at end of period                    $     2,516     $     30,317      $            2,516

                                                          ===========      ==========       =================

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY

("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Periods Ended September 30, 2005 and 2004

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 2005 Form 10-KSB.

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

6. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS:

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

PLAN OF OPERATIONS

At November 14, 2005, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

At November 14, 2005, the following major events have taken place since June 2004:

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

Dated:  November 14, 2005

By:    /s/ KIM M. FUERST

Kim M. Fuerst

President, Chief Executive Officer and Treasurer

(Principal Executive Officer)

By:  /s/ Rafiq A. Sayed

Rafiq A. Sayed

Chief Financial Officer

(Principal Financial Officer)