Form 10QSB
period 2005-12-31
COLORADO WYOMING RESERVE CO
filed 2006-02-15
CIK 318852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2005

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

Yes ☒ No ☐

There were 10,857,694 shares of the Registrant's $.01 par value common stock outstanding as of February 13, 2005.

Transitional Small Business Disclosure: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$283
Accounts receivable	—
Total current assets	283

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties	26,598
Other property and equipment	14,914

Less accumulated depreciation, other property and equipment	(14,841)
Net property and equipment	26,671

Other	1,960
Total assets	$28,914

CURRENT LIABILITIES:
Trade accounts payable	$62,394
Other accrued liabilities	359,157
Related party payables:
On account	773,518
Convertible Notes	280,000
Notes payable	25,000
Total current liabilities	1,500,069

EQUITY
Common Stock, $.01 par value: authorized- 75,000,000 shares; issued and outstanding- 10,857,694	108,577
Additional paid-in capital	5,396,976
Warrants	148,100
Accumulated deficit:
Before entering the development stage	(4,441,242)
After entering the development stage	(2,683,566)
Total Equity	(1,471,155)

Total liabilities and equity	$28,914

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					PERIOD FROM
	QUARTERS ENDED		SIX MONTHS ENDED		JANUARY 1, 1999 TO
	DECEMBER 31,		DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004	2005
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Exploration cost	0	9,613	0	11,607	711,336
Depreciation, depletion and amortization					6,320
General and administrative	99,496	109,764	201,350	157,489	1,870,781
Total expenses	99,496	119,377	201,350	169,096	2,588,437

Operating loss	(99,496)	(119,377)	(201,350)	(169,096)	(2,588,437)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(5,350)	(3,322)	(10,700)	(6,644)	(93,898)
Loss on sale of assets	—	—	—	—	(1,231)
Loss before income taxes	(104,846)	(122,699)	(212,050)	(175,740)	(2,683,566)

Provision for income taxes	—	—	—	—	—
Net loss	$(104,846)	$(122,699)	$(212,050)	$(175,740)	$(2,683,566)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Outstanding shares	10,857,694	10,607,694	10,857,694	10,607,694

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CASH FLOW STATEMENTS

	SIX MONTHS ENDED		PERIOD FROM
	DECEMBER 31,		JANUARY 1, 1999 TO
	2005	2004	DECEMBER 31, 2005
Cash flows from operating activities:
Net loss	$(212,050)	$(175,740)	$(2,683,566)
Adjustments to reconcile net loss to net used in operating activities:
Depletion, depreciation and amortization			6,320
Loss on asset sale	—	—	1,231
Amortization of note payable discount	—	—	35,000
Exploration cost paid by joint venture	—		361,767
Equity issued as compensation	—	—	95,600

Changes in current assets and liabilities:
Receivables			3,126
Payables	182,280	170,421	1,153,313
Other	20		(416)
Net cash (used in) operating activities	(29,750)	(5,319)	(1,027,645)

Cash flows from investing activities:
Additions to unproved properties	—		(10,572)
Unproved property cost recovery	—	—	191,467
Asset purchases		—	(1,269)
Proceeds from asset sale	—	—	(2,354)
Net cash provided by investing activities			177,272

Cash flows from financing activities:
Sale of common stock	12,500	—	846,956
Borrowings under credit agreement	—	—	130,509
Repayment of joint venture advances	—		—
Borrowings under credit agreement
Repayment of note payable	—	—	(130,000)
Net cash provided by financing activities	12,500		847,465

Net increase (decrease) in cash and equivalents	(17,250)	(5,319)	(2,908)
Cash and equivalents at beginning of period	17,533	30,317	3,191
Cash and equivalents at end of period	$283	$24,997	$283

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Periods Ended December 31, 2005 and 2004

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

2.	DEVELOPMENT STAGE ENTERPRISE; PLAN OF OPERATIONS; STRATEGY

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

The Company anticipates an extensive 3D seismic shooting program and drilling on its currently identified structures.

The Company plans an extensive 3D seismic shooting and drilling program in other parts of the Paradox Basin.

3.	COMMITMENTS AND CONTINGENCIES

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

At February 13, 2006, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

At February 13, 2006, the following major events have taken place since June 2004:

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.    Changes in Securities and Use of Proceeds.

A total of 50,000 shares were issued consequent to an exercise of outstanding options at $0.25 per share.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 18, Section 1350.

32.2	Certification Chief Financial Officer Pursuant to U.S.C. 18, Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO WYOMING RESERVE COMPANY

Dated: February 13, 2006
By:  /s/ KIM M. FUERST

Kim M. Fuerst
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

By:  /s/ Rafiq A. Sayed

Rafiq A. Sayed
Chief Financial Officer
(Principal Financial Officer)