Form 10QSB
period 2006-03-31
COLORADO WYOMING RESERVE CO
filed 2006-05-15
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Yes ☒ No ☐

There were 12,137,694 shares of the Registrant's $.01 par value common stock outstanding as of May 12, 2006.

Transitional Small Business Disclosure: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
March 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$50,268
Accounts receivable	-
Total current assets	50,268

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties	62,570
Other property and equipment	14,914

Less accumulated depreciation, other property and equipment	(14,841)
Net property and equipment	62,643

Other	1,960

Total assets	$114,871

CURRENT LIABILITIES:
Trade accounts payable	$67,928
Other accrued liabilities	256,811
Related party payables:
On account	823,868
Convertible Notes	280,000
Notes payable	25,000
Total current liabilities	1,453,607

EQUITY
Common Stock, $.01 par value: authorized-
75,000,000 shares; issued and outstanding-
12,037,694	120,377
Additional paid-in capital	5,687,676
Warrants	148,100
Accumulated deficit:
Before entering the development stage	(4,441,242)
After entering the development stage	(2,853,647)
Total Equity	(1,338,736)

Total liabilities and equity	$114,871

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	QUARTERS ENDED		NINE MONTHS ENDED		PERIOD FROM
	MARCH 31,		MARCH 31,		JANUARY 1, 1999
	2006	2005	2006	2005	TO MARCH 31, 2006
REVENUES	$--	$--	$--	$--	$--

EXPENSES
Exploration cost	35,972	215	35,972	11,822	747,308
Depreciation,
depletion and amortization	--		--	--	6,320
General and administrative	128,759	106,085	330,109	263,574	1,999,540
Total expenses	164,731	106,300	366,081	275,396	2,753,168

Operating loss	(164,731)	(106,300)	(366,081)	(275,396)	(2,753,168)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(5,350)	(3,322)	(16,050)	(9,966)	(99,248)
Loss on sale of assets	--	--	--	--	(1,231)
Income (Loss) before income taxes	(170,081)	(109,622)	(382,131)	(285,362)	(2,853,647)

Provision for income taxes	--	--	--	--	--
Net loss	$(170,081)	$(109,622)	$(382,131)	$(285,362)	$(2,853,647)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Outstanding shares	12,037,694	10,807,694	12,037,694	10,807,694

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CASH FLOW STATEMENTS

	NINE MONTHS ENDED		PERIOD FROM
	MARCH 31,		JANUARY 1, 1999
	2006	2005	TO MARCH 31, 2006
Cash flows from operating activities:
Net loss	$(382,131)	$(285,361)	$(2,853,647)
Adjustments to reconcile net loss to net used in
operating activities:
Depletion, depreciation and amortization	--		6,300
Loss on asset sale	--	--	1,231
Amortization of note payable discount	--	--	35,000
Loss from joint venture investment	--	--
Exploration cost paid by joint venture -- 361,767
Equity issued as compensation	--	--	95,600

Changes in current assets and liabilities:
Receivables			3,126
Payables	135,818	221,920	1,106,851
Other			(416)
Net cash (used in) operating activities	(246,313)	(63,441)	(1,244,188)

Cash flows from investing activities:
Additions to unproved properties	(35,972)	--	(46,544)
Unproved property cost recovery			191,467
Asset purchases	--	--	(1,269)
Proceeds from asset sale	--	--	(2,354)
Net cash (used in) provided by investing activities	(35,972)	--	141,300

Cash flows from financing activities:
Sale of common stock	315,000	50,000	1,149,456
Advances from joint venture	--	--	130,509
Borrowings under credit agreement	--	--	--
Repayment of joint venture advances			--
Notes payable			--
Repayment of notes payable	--	--	(130,000)
Net cash provided by financing activities	315,000	50,000	1,149,965

Net increase (decrease) in cash and equivalents	32,715	(13,441)	47,077
Cash and equivalents at beginning of period	17,553	30,317	3,191

Cash and equivalents at end of period	$50,268	$16,876	$50,268

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Periods Ended March 31, 2006 and 2005

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

The Company is a 3D Seismic exploration and production company focused on the Paradox Basin of Southeast Utah. CWYR has defined seven structures, after four years of seismic science and the expenditure of approximately $5 million on science, acreage and drilling, by it and its partners. After payout, the Company shall own 10.6% of structures one and two with structure one under development. Structure one is producing into a sales pipeline. Structures three through six, where the Company owns 42.5% working interest, remain to be drilled. Structure seven is in the acquisition phase and the Company would own 42.5% of these to be acquired structures. The Company anticipates additional 3D Seismic work around the identified structures. The Company would like to expand its current 16,640 acre 3D Seismic shoot generated in the years 2000 to 2002 by an additional 64,000 acres, in the future, in order to look for additional structures. Finally, it is worth noting that structures two through seven need to be drilled.

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

The Company is currently focusing its exploratory efforts on its mineral interests in approximately 22,640 gross leased acres (approximately 9,622 net leased acres) in the central Paradox Basin of southeastern Utah (the "Paradox Basin Project" or the "Project").

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

CURRENT DEVELOPMENT:

Colorado Wyoming Reserve Company (OTC Bulletin Board: CWYR) announced today, May 25, 2006 that it has acquired a 42 ½% interest in an additional 6,000 acres underneath and bordering its 3D Seismic Shoot in Southeast Utah.

CWYR is a 3D Seismic driven exploration and production company focused in Southeast Utah. The Company’s 3D Seismic science was confirmed in 2004 with the successful discovery of the Southwest Lisbon Field that is currently under development. The Southwest Lisbon Field is 3 miles from the Lisbon Field.

The acquisition of the 6,000 acres raises the Company’s acreage position in the area to 22,640 acres. The acquired acreage borders the Company’s 16,640-acre 3D Seismic Shoot. The Shoot covering some of the acquired 6,000 acres shows a geological similarity to the Lisbon field, 8 miles away. The Lisbon field has produced over 150 million barrels of oil equivalent since its discovery in 1960.

Additional 3D Seismic Shooting is planned for later this year and the Company anticipates 3 test wells in the area in 2007.

Commenting on the strategic importance of the acreage acquisition, Kim M. Fuerst, the Company’s President and CEO stated simply, “We like the odds…”.

A 29-page corporate overview slide presentation in MS Word format is available upon request.

Additional information may be found at: www.coloradowyomingreserve.com

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

At May 12, 2006, the Company had no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

4. LOSS PER SHARE

Basic and diluted earnings per share are the same, as the effect of warrants and options is antidilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation.

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as its ability to raise capital sufficient enough to repay outstanding indebtedness, to fund its share of maintaining and marketing the Project and to participate in future Paradox Basin activities, the Company's use of proceeds from any financing or sale of its interest, the Company's beliefs regarding results of the Seismic survey and the next phase of development, volatility of common Stock prices, anticipated lack of revenues, anticipated losses, plans to market the Project to third parties and the effect of the application of certain accounting rules. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the success or failure in finding commercial quantities of oil and gas, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments and the factors identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, under the caption "Business-Risk Factors.". Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

A total of 100,000 shares were issued at $0.50 per share for a total of $50,000 to an accredited private investor. The investor was also granted 50,000 warrants valid for a period of three years to purchase stock at $1.00 per share. The Board authorized the issuance of 1,000,000 shares in lieu of amounts owed for services rendered resulting in a cancellation of $250,000 of liabilities. An additional 30,000 shares were issued for a $15,000 short term loan. The Board also extended for another period of five years the 500,000 options previously granted to Mr. Kim Fuerst at $0.25 which are set to expire on October 18, 2006. The new expiry date for these 500,000 options shall be October 18, 2011. The Board authorized the issuance of 150,000 shares consequent to the exercise by a consultant of 150,000 options granted her previously at $0.25 for services rendered.

Whereas the Company is now ready to embark on its fund-raising efforts, the Board felt the need to provide the President and CEO additional help and it was decided that Mr. Rafiq Sayed be appointed the Chief Operating Officer and be made responsible for co-ordinating and executing the day to day operations.

The Board also approved the granting to Janfra Partners a total of 400,000 options to acquire stock at $1.00 per share valid for three years.

In recognition of the work performed to date the Board authorized the issuance of three million shares to Messrs. Kim Fuerst, Rafiq Sayed and Waseem Sayed to be vested over three years.

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

COLORADO WYOMING RESERVE COMPANY

Dated: May 12, 2006	By: /s/ KIM M. FUERST
Kim M. Fuerst
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

By: /s/ Rafiq A. Sayed
Rafiq A. Sayed
Chief Financial Officer
(Principal Financial Officer)