Form 10KSB
period 2006-06-30
COLORADO WYOMING RESERVE CO
filed 2006-10-17
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

COMMON STOCK, $.01 PAR VALUE
Title of Class

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
State Issuer's revenues for its most recent fiscal year: None

As of October 13, 2006, 16,365,982 shares of common stock $.01 par value were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was $12,806,083 based on the closing price of the Company's Common Stock of $0.90, as reported by the Pink Sheets on October 13, 2006.

PART I

ITEM 1. BUSINESS

GENERAL

Colorado Wyoming Reserve Company ("CWYR" or the "Company"), with its principal office located at 751 Horizon Court, Suite 205, Grand Junction, Colorado 81506, telephone number (970) 255-9995, was incorporated as a Wyoming corporation on November 7, 1979.

The Company is an oil and natural gas exploration company with a geographical focus in the Rocky Mountain region of the western United States. The Company's primary objective is the acquisition of interests in undeveloped oil and gas properties, and the location and development of economically attractive accumulations of hydrocarbons in such properties through the use of a highly-integrated, interpretive approach to the application of three-dimensional (3D) geophysical data (seismic data acquired and processed to yield a three-dimensional picture of the subsurface). The Company's acquisitions of undeveloped oil and gas properties are accomplished primarily by the acquisition of direct mineral leasehold interests from private, state and federal lands. Although the Company's Southwest Lisbon property is currently in production, the Company shall own an interest in this property only after payout. The Company will begin to have operating income once payout is achieved. The Southwest Lisbon property is located in the upper 1/3rd of the Paradox Basin on the Utah side and the Paradox Basin is located in the S.E. corner of Utah and the S.W. corner of Colorado.

STRATEGY

The Company is a 3D Seismic exploration and production company focused on the Paradox Basin which is located in the S.E. corner of Utah and the S.W. corner of Colorado. CWYR has defined seven structures, after four years of seismic science and the expenditure of approximately $6 million on science, acreage and drilling, by it and its partners. After payout, the Company shall own 10.6% of structures one and two with structure one under development. Structure one is producing into a sales pipeline. Structures three through five, where the Company owns 42.5% working interest, remain to be drilled. Structures six and seven are in the acquisition phase and the Company would own 42.5% of these to be acquired structures. The Company anticipates additional 3D Seismic work around the identified structures. The Company would like to expand its current 16,640 acre 3D Seismic shoot generated in the years 2000 to 2002 by an additional 64,000 acres, in the future, in order to look for additional structures. Finally, it is worth noting that structures two through seven need to be drilled.

Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of June 30, 2006 the Company still has no ownership of any producing property.

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

The Company is currently focusing its exploratory efforts on its mineral interests in approximately 22,640 gross leased acres (approximately 6,764 net leased acres) in the central Paradox Basin of southeastern Utah (the "Paradox Basin Project" or the "Project"). During fiscal 2001, the Company obtained a 3D seismic survey (the "Seismic Survey") covering a 26 square mile portion of its Paradox Basin leasehold position. The survey results indicate that further exploratory work is warranted on the Paradox Basin Project. Together with its joint venture partners, CWYR has undertaken drilling and intends to raise additional capital in order to be able to participate in the development of the Paradox Basin Project.

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well, is about to be re-entered waiting on rig availability. It is also already hooked up to the plant, line laid but currently not producing. At June 30, 2006 CWYR owns only an after-payout interest in these two productive oil and gas wells and the associated developed acreage. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of June 30, 2006 the Company still has no ownership of any producing property.

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

On July 21, 2005 the Company announced that it had received BLM approval to drill a third well on its previously 3D seismic identified Southwest Lisbon structure in the Paradox Basin Exploration Project in Southeast Utah. There is the possibility that up to a total of 12 to 16 wells from multiple zones on the Southwest Lisbon structure can be drilled. The Company already owns the acreage where this drilling is expected to occur.

The Company anticipates an extensive 3D seismic shooting program and drilling on its currently identified structures.

In May 2006 the Company acquired a 42 ½% interest in an additional 6,000 acres underneath and bordering its 3D Seismic Shoot in Southeast Utah. The acquisition of the 6,000 acres raises the Company’s acreage position in the area to 22,640 acres (approximately 6,764 net leased acres). The acquired acreage borders the Company’s 16,640-acre 3D Seismic Shoot.

Additional 3D Seismic Shooting is planned for and the Company anticipates 3 test wells in the area in 2007.

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

The Farmout Agreement establishes an area of mutual interest (the "AMI") until September 22, 2010. If during the ten-year term of the AMI, any party to the Farmout Agreement acquires an oil or gas leasehold interest in the AMI, that party must give all the other parties the opportunity to participate. The acquiring party must notify all other parties of the acquisition, and each recipient of this notice has thirty (30) days to notify the acquiring party of its election to participate or not participate. If a party elects to participate, the acquiring party must promptly assign to the party an interest in the leasehold interest proportionate to the party's interest under the Farmout Agreement. While there can be no assurance that the Company will have the funds to participate in future AMI acquisitions, it did participate during fiscal 2006, spending $36,000 on additional leases.

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

CREDIT AGREEMENT

In September 2000, the Company also entered into a Credit Agreement with the Farmees. Amounts borrowed under the Credit Agreement bear interest at the rate of eight percent per annum. At June 30, 2006 the Company had a principal balance plus interest owing the Farmees of $192,169. The note was due and payable in full on September 28, 2001, and remains unpaid as of October 13, 2006.

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

EMPLOYEES

As of October 13, 2006, the Company had one full-time employee. The Company employs consultants as needed.

RISK FACTORS

THE COMPANY HAS NO CASH, NO OPERATIONS AND NO REVENUES AND COULD BE FORCED TO LIQUIDATE; AS A RESULT, STOCKHOLDERS MAY SUFFER A COMPLETE LOSS OF THEIR INVESTMENT.

CWYR has a history of operating losses, and it is anticipated that those losses will continue for the foreseeable future. The Company continues to incur costs related to maintaining its interests in its properties as well as general and administrative costs. In addition, CWYR will require substantial additional capital to further explore and develop its properties and to acquire additional properties. The Company currently has no cash. The Company does not currently have any producing properties, and therefore has no prospects for a positive revenue stream in the near future. The Company is in default for nonpayment of its $192,169 loan (which includes $122,000 principal plus $70,169 interest) under the Credit Agreement. The Company will need to raise additional capital through a debt or equity financing in the immediate future in order to fund its share of maintaining and marketing the Paradox Basin Project, to acquire additional properties pursuant to the AMI provision of the Farmout Agreement or otherwise, to cover its general and administrative expenses and to repay outstanding indebtedness. If the Company is successful in raising additional equity capital, a substantial discount to prevailing market prices may be required, resulting in significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining additional financing on terms acceptable to it, if at all. The Company's failure to obtain additional financing would have a material adverse effect on the Company's business and financial position, and, as a result, CWYR may have to liquidate and stockholders may suffer a complete loss of their investment.

THE COMPANY IS DEPENDENT ON A SINGLE PROJECT; IF THE PARADOX BASIN PROJECT IS NOT SUCCESSFUL, THE COMPANY WOULD BE MATERIALLY ADVERSELY AFFECTED.

CWYR's only properties are its mineral interests in the Paradox Basin. The Paradox Basin is located in the S.E. corner of Utah and the S.W. corner of Colorado. The Company, together with the Farmees, have recently begun drilling in the Paradox Basin Project. The results of the Seismic Survey indicate that additional exploratory work is warranted. The Company may not be able to fund its share of developing the Project and its interest in the Project could consequently be reduced or forfeited. The Company may expend significant funds only to determine that the properties do not contain reserves. If the Company's exploration efforts on the Paradox Basin Project fail, the Company could be forced to liquidate and stockholders may suffer a complete loss of their investment.

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

3D SEISMIC DATA ONLY ASSISTS AND IS NOT CONCLUSIVE.

Even when fully utilized and properly interpreted, 3D seismic data only assists geoscientists in identifying subsurface structures and hydrocarbon indicators and does not conclusively allow the interpreter to know if hydrocarbons will in fact be present in such structures. In addition, the use of 3D seismic data and such technologies require greater pre-drilling expenditures than traditional exploration strategies. Failure to properly process or interpret the seismic survey or the receipt of disappointing results from a seismic survey in the target area would have a material adverse effect on the Company's future prospects and ability to remain in operation.

ONE OF THE COMPANY'S MANY CREDITORS COULD FORCE IT INTO BANKRUPTCY.

The Company has significant liabilities and numerous creditors, some of whom are parties to the Farmout Agreement. A creditor or group of creditors could force the Company into bankruptcy. The Company may be forced to liquidate and stockholders may suffer a complete loss of their investment. Nevertheless, most liabilities are by way of compensation for services rendered by senior management and the Company has an understanding in place that these liabilities will only be retired once the Company is sufficiently well-funded.

THE UNCERTAINTY OF OIL AND NATURAL GAS PRICES MAY ADVERSELY AFFECT CWYR'S ABILITY TO RAISE ADDITIONAL CAPITAL.

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

THE COMPANY COMPETES AGAINST LARGER, BETTER FINANCED AND MORE EXPERIENCED COMPANIES.

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

THE ABSENCE OF A LIQUID MARKET FOR CWYR COMMON STOCK COULD HARM THE ABILITY OF STOCKHOLDERS TO SELL SHARES OF CWYR COMMON STOCK.

At present the Company is able to trade only on the OTC Bulletin Board System ("OTCBBS"). This market is thinly traded and lacks the liquidity of other public markets with which some investors have more experience. There is no assurance that a more liquid trading market will develop or, if developed, would be sustained. Stockholders may be unable to sell their shares of Common Stock. Furthermore, it is unlikely that a lending institution would accept Common Stock as pledged collateral for loans unless a regular trading market develops.

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

LIMITED SHARE TRADING, STOCK PRICE VOLATILITY AND FUTURE ISSUANCES COULD ADVERSELY AFFECT THE PRICE OF CWYR COMMON STOCK.

Historically, trading in the Company's stock has been sporadic and the stock price has been volatile. Sales of substantial amounts of Common Stock by CWYR's principal stockholders in the public market could adversely affect the prevailing market price of the Common Stock. In addition, CWYR has granted options and issued warrants to purchase 5,592,483 shares of Common Stock, all but 520,000 of which are presently exercisable. Future issuances upon exercise of options or warrants could cause substantial dilution to stockholders.

THE COMPANY'S EXPLORATION ACTIVITIES ARE CONTROLLED BY THIRD PARTIES.

The Company's current exploration activities are being conducted and controlled by third parties. The Company has a minority interest in the Paradox Basin Project, so its ability to control the future exploration activities under the Farmout Agreement is limited.

CONFLICTS OF INTEREST MAY HARM THE INTERESTS OF STOCKHOLDERS.

J. Samuel Butler, F. Robert Tiddens and John F. Greene, who were all directors and stockholders of the Company until September 22, 2004, are officers, directors and/or stockholders of the Farmees under the Farmout Agreement. The Company is in default for nonpayment of its $192,169 loan (which includes $122,000 principal plus $70,169 interest) under the Credit Agreement In addition Mr. Butler is the President of Trinity Petroleum Management, LLC ("Trinity"), a privately-held company providing accounting and other administrative services to CWYR. See Item 12, "Certain Relationships and Related Transactions." The continuation of certain related party transactions and the interests that the Company's directors and stockholders have in other enterprises, including the Farmees, may result in conflicts of interest between the Company and such individuals. For example, the ownership interests of the Farmees in the Paradox Basin Project would increase if the Company fails to fund it share of maintaining the project. Conflicts of interest may not be resolved in a manner favorable to the Company.

CONTROL BY INSIDERS MAY PREVENT A CHANGE IN CONTROL OR ASSET SALE THAT WOULD BE IN THE BEST INTERESTS OF STOCKHOLDERS.

Of the Company's shares of Common Stock currently outstanding, approximately 13.1 percent is held by the Company's directors, officer and affiliates. In addition, options or warrants for 2,650,000 shares of Common Stock have been granted to the Company's directors, officer and affiliates, all of which are currently outstanding and presently exercisable. If all such currently exercisable options were exercised, the Company's directors, officers and affiliates would beneficially own approximately 25.2 percent of the total outstanding shares of Common Stock of CWYR. Consequently, they are able to exercise significant control over all matters requiring stockholder approval. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of CWYR or a sale of CWYR's assets.

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

ITEM 2. PROPERTIES

The Company's Paradox Basin Project consists of mineral interests in approximately 22,640 gross leased acres (approximately 6,764 net leased acres) in San Juan County in southeastern Utah. During fiscal 2001, the Company obtained the Seismic Survey covering a 26 square mile portion of its Paradox Basin leasehold position. Analysis of the data confirmed the existence of drillable prospects previously identified by two dimensional ("2D") seismic as well as the identification of prospects not previously defined. Additionally, the Seismic Survey confirmed that 3D Vibroseis, a technique that is considerably less expensive than the traditional dynamite energy source, can be used effectively in many areas of the Paradox Basin Project.

The Seismic Survey was located and conducted in an area where Pennsylvanian aged prospects were previously identified by 2D seismic. Many analog Pennsylvanian fields produce in the Paradox Basin south of the Company's project area. Due to the lack of sub-surface well control and complex geology, drilling these prospects based on 2D seismic entails significant risk. The Company obtained the Seismic Survey to delineate prospects and to identify other potential hydrocarbon formations. As a result of the Seismic Survey, several Pennsylvanian prospects were delineated and two separate Pennsylvanian zones were identified as being potentially productive. Additionally, two deeper Mississippian zone locations were found to be prospective. Analysis of the seismic led to the inference of closed carbonate structures and faulting in the Mississippian. The Lisbon Field, a Mississippian carbonate unit is located less than 10 miles from the Company's project area. There can be no assurance that reserves will be found at the Paradox Basin Project.

The Company is still evaluating its options with respect to the next phase of Project development. See Management's Discussion and Analysis or Plan of Operation.

ACREAGE

The following table sets forth the Company's approximate working interest in undeveloped acreage, all of which is located in the central Paradox Basin, San Juan County, Utah, at June 30, 2006:

	Undeveloped	Acreage
	Gross	Net
Utah	22,640	6,764

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

PRODUCING WELLS

CWYR owns only an after-payout interest in two productive oil and gas wells and the associated developed acreage at June 30, 2006. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of June 30, 2006 the Company still has no ownership of any producing property.

OTHER

During fiscal 2006 and 2005:

o	There have been no reserve estimates filed with any other United States federal authority or agency.

o	The Company was not a party to any long-term supply or similar agreements with foreign governments or authorities in which CWYR acted as a producer.

o
In the fall of 2004 the Company participated (with an after payout interest) in the re-entry into an existing well and an exploratory well. Both wells proved productive. The Company drilled no other productive or dry, exploratory or development wells during fiscal 2006 and 2005.

o
On July 21, 2005 the Company announced that it had received BLM approval to drill a third well on its previously 3D seismic identified Southwest Lisbon structure in the Paradox Basin Exploration Project in Southeast Utah. There is the possibility that up to a total of 12 to 16 wells from multiple zones on the Southwest Lisbon structure can be drilled. The Company already owns the acreage where this drilling is expected to occur.

o
In May 2006 the Company acquired a 42 ½% interest in an additional 6,000 acres underneath and bordering its 3D Seismic Shoot in Southeast Utah. The acquisition of the 6,000 acres raises the Company’s acreage position in the area to 22,640 acres (approximately 6,764 net leased acres). The acquired acreage borders the Company’s 16,640-acre 3D Seismic Shoot.

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

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock is traded on the NASD's Over-the-Counter Bulletin Board System (the "OTCBBS") with the symbol CWYR.

The following table sets forth the high and low bid prices of the Common Stock as reported by the NASD in the over-the-counter market and Pink Sheets for the periods indicated. The bid prices represent prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions. Public trading in the Common Stock of CWYR has been minimal.

For the Quarter Ended	High	Low
September 30, 2004	$.50	$.02
December 31, 2004	$1.10	$.05
March 31, 2005	$2.15	$.60
June 30, 2005	$2.15	$1.00
September 30, 2005	$1.90	$1.40
December 31, 2005	$1.75	$.90
March 31, 2006	$1.10	$.70
June 30, 2006	$1.39	$.70

The number of record holders of Common Stock of CWYR as of October 13, 2006 is estimated to be 2,800. The closing price as of that date, as quoted on the OTCBB under the symbol CWYR was $0.90.

No dividends have been declared to date by CWYR, nor does CWYR anticipate declaring and paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities took place during fiscal 2006:

A total of 100,000 shares were issued at $0.50 per share for a total of $50,000 to an accredited private investor. The investor was also granted 50,000 warrants valid for a period of three years to purchase stock at $1.00 per share. The Board authorized the issuance of 1,000,000 shares in lieu of amounts owed for services rendered resulting in a cancellation of $250,000 of liabilities. An additional 30,000 shares were issued for $15,000 short term loan. The Board also extended for another period of five years the 500,000 options previously granted to Mr. Kim Fuerst at $0.25 which are set to expire on October 18, 2006. The new expiry date for these 500,000 options shall be October 18, 2011. The Board authorized the issuance of 150,000 shares consequent to the exercise by a consultant of 150,000 options granted her previously at $0.25 for services rendered.

Whereas the Company is now ready to embark on its fund-raising efforts, the Board felt the need to provide the President and CEO additional help and it was decided that Mr. Rafiq Sayed be appointed the Chief Operating Officer and be made responsible for coordinating and executing the day to day operations.

The Board also approved the granting to Janfra Partners a total of 400,000 options to acquire stock at $1.00 per share valid for three years.

In recognition of the work performed to date the Board authorized the issuance of three million shares to Messrs. Kim Fuerst, Rafiq Sayed and Waseem Sayed to be vested over three years.

The Board also authorized the issuance of 4,000,000 shares for the facilitation of hiring of the Company’s new President and CEO.

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

PLAN OF OPERATIONS

At October 13, 2006, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

At October 13, 2006, the following major events have taken place since June 2005:

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

The Company plans to raise funds to meet its obligation to fund its 42.5 percent share of the costs of maintaining the Paradox Basin Project leasehold (estimated at $33,000 per year) and the costs of marketing the Project, to repay the $192,169 loan (which includes $122,000 principal plus $70,169 interest) borrowed under the Credit Agreement and due and payable in full on September 28, 2001, and to pay existing accounts payable. If the Company is not successful in raising additional capital to fund its short term needs, the Company may have to liquidate and stockholders may suffer a complete loss of their investment.

If the Company and the Farmees elect to sell the property, the Company intends to use its share of the proceeds to pay outstanding obligations, including the $192,169 loan (which includes $122,000 principal plus $70,169 interest) under the Credit Agreement and existing accounts payable. Remaining proceeds, if any, may be used to purchase new oil and gas leases. If the joint venture elects to enter into a farmout agreement with an industry partner or to drill an exploratory well or wells, the Company would need significant additional financing. If an industry partner is brought in to drill or if the Company is not successful in raising additional capital, its interests in the Project would be further reduced. The failure to raise additional capital could also lead to forfeiture of the Company's interest in the Project.

On January 5, 2004, pursuant to the terms of a farmout agreement, the Company elected to participate in the acquisition of an oil and gas lease with respect to two wells located in San Juan County, Utah. The lessor is the Bureau of Land Management, and the Company and the other participants intend to recomplete the two wells upon resolution of certain contractual obligations and other issues.

The Company is currently focusing its exploratory efforts on its mineral interests in approximately 22,640 gross leased acres (approximately 6,764 net leased acres) in the central Paradox Basin of southeastern Utah (the "Paradox Basin Project" or the "Project"). During fiscal 2001, the Company obtained a 3D seismic survey (the "Seismic Survey") covering a 26 square mile portion of its Paradox Basin leasehold position. The survey results indicate that further exploratory work is warranted on the Paradox Basin Project. Together with its joint venture partners, CWYR has recently undertaken drilling and intends to raise additional capital in order to be able to participate in the next phase of development of the Paradox Basin Project.

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well, is about to be re-entered waiting on rig availability. It is also already hooked up to the plant, line laid but currently not producing. CWYR owns only an after-payout interest in two productive oil and gas wells and the associated developed acreage at June 30, 2006. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of June 30, 2006 the Company still has no ownership of any producing property.

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

The Company also stated that there is the possibility that up to a total of 12 to 16 wells from multiple zones on the Southwest Lisbon structure can be drilled. The Company already owns the acreage where this drilling is expected to occur.

The Company anticipates an extensive 3D seismic shooting program and drilling on its currently identified structures.

On May 25, 2006 the Company announced that it has acquired a 42 ½% interest in an additional 6,000 acres underneath and bordering its 3D Seismic Shoot in Southeast Utah. The acquisition of the 6,000 acres raises the Company’s acreage position in the area to 22,640 acres (approximately 6,764 net leased acres). The acquired acreage borders the Company’s 16,640-acre 3D Seismic Shoot.

Additional 3D Seismic Shooting is planned for later this year and the Company anticipates 3 test wells in the area in 2007.

ASSET RETIREMENT OBLIGATIONS.

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” requires we estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in our Balance Sheet. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires us to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We have adopted SFAS 123 (R) as of January 1, 2006.

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

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of SFAS No. 143”, which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have an impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS  PAGE

Independent Auditor's Report	15

Consolidated Balance Sheet as of June 30, 2006	16

Consolidated Statements of Operations for the Years Ended June 30, 2006 and June 30, 2005 and the Period from January 1, 1999 through June 30, 2006	17

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2006 and June 30, 2005	18

Consolidated Cash Flow Statements for the Years Ended June 30, 2006 and June 30, 2005 and the Period from January 1, 1999 through June 30, 2006	19

Notes to the Consolidated Financial Statements	20

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Colorado Wyoming Reserve Company
Grand Junction, Colorado

We have audited the accompanying consolidated balance sheet of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2006, the related consolidated statements of stockholders' equity for each of the years in the two-year period ended June 30, 2006 and the consolidated statements of operations, and cash flows for each of the years in the two-year period ended June 30, 2006 and the period from January 1, 1999 to June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colorado Wyoming Reserve Company and subsidiary as of June 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2006 and the period from January 1, 1999 to June 30, 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ Arshad Farooq
ARSHAD FAROOQ CPA

Ontario, California
October 16, 2006

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

CURRENT ASSETS:

Cash and cash equivalents	$1,463
Accounts receivable	--
Total current assets	1,463

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties	62,570
Other property and equipment	14,914

Less accumulated depreciation, other property and equipment	(14,841)
Net property and equipment	62,643

Other	1,960
Total assets	$66,066

CURRENT LIABILITIES:

Trade accounts payable	$75,722
Other accrued liabilities	190,426
Related party payables:
On account	874,218
Convertible Notes	280,000
Note payable	25,000
Total current liabilities	1,445,366

EQUITY
Common Stock, $.01 par value: authorized--75,000,000 shares; issued and outstanding—16,137,694	161,377
Additional paid-in capital	9,398,676
Warrants	148,100
Accumulated deficit:
Before entering the development stage	(4,441,242)
After entering the development stage	(6,646,212)
Total Equity	(1,379,301)
Total liabilities and equity	$66,065

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
	Years Ended		January 1,
	June 30,		1999 to
	2006	2005	June 30, 2006

REVENUES:	$—	$—	$—

EXPENSES:
Exploration cost	12,493	53,679	723,829
Depreciation, depletion and amortization		—	6,320
General and administrative	4,143,094	381,130	5,812,525
Total expenses	4,155,587	434,809	6,542,674

Operating loss	($4,155,587)	($434,809)	($6,542,674)

OTHER INCOME (EXPENSE)
Interest income (expense)	(19,111)	(19,599)	(102,309)
Loss on sale of assets	—	—	(1,231)
Income (Loss) before income taxes	($4,174,698)	($454,408)	($6,646,214)

Provision for income taxes	—	—	—
Net loss	$(4,174,698)	$(454,408)	$(6,646,214)

Basic and diluted loss per share	$(0.37)	$(0.04)

Weighted average common shares outstanding	11,313,886	10,674,361

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 30, 2006

					Additional
	Common Stock			Subscription	Paid-In	Accumulated
	Shares	Par Value	Warrants	Receivable	Capital	Deficit	Total
BALANCE, JUNE 30, 2005	10,807,694	$108,077	$148,100	$—	$5,384,976	$(6,912,758)	$(1,271,605)

Stock option exercise	1,200,000	12,000	—	—	978,000	—	990,000
Sale of common stock	100,000	1,000	—	—	49,000	—	50,000
Stock grant for services	4,030,000	40,300	—	—	2,986,700	—	3,027,000
Net (loss) for the year ended June 30, 2006	—	—	—	—	—	(4,174,698)	(4,174,698)
Rounding						2	2
BALANCE, JUNE 30, 2006	16,137,694	$161,377	$148,100	$—	$9,398,676	$(11,087,454)	$(1,379,301)

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CASH FLOW STATEMENTS

			Period From
	Years Ended		January 1,
	June 30,		1999 to
	2006	2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(4,174,698)	$(454,408)	$(6,646,214)
Stock based compensation	—		95,600
Stock issued for services	$3,690,000	$—	$3,690,000
Stock based deferred compensation	$—	$—	$—
Stock issued for oil and gas properties	$—	$—
Warrants issued for oil and gas properties	$—	$—
Stock issued for financing costs	$27,000		$27,000
Warrants issued for financing costs	$—		$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	—	—	6,320
Loss on asset sale	—	—	1,231
Amortization of note payable discount	—	—	35,000
Loss from joint venture investment	—	—	361,767

Changes in current assets and liabilities:
Receivables	—	—	3,126
Payables	127,577	391,644	1,098,610
Other	—	—	(436)
Net cash (used in) operating activities	(330,121)	(62,764)	(1,327,996)
Cash flows from investing activities:
Additions to unproved properties	(35,972)	—	(46,544)
Unproved property cost recovery		191,467
Asset purchases	—	—	(1,269)
Proceeds from asset sale	—	—	(2,354)
Net cash provided by investing activities	(35,972)	—	141,300
Cash flows from financing activities:
Sale of common stock	350,000	50,000	1,184,456
Borrowings under credit agreement	—	—	130,509
Repayment of note payable	—	—	(130,000)
Net cash provided by financing activities	350,000	50,000	1,184,965

Net increase (decrease) in cash and equivalents	(16,092)	(12,764)	(1,730)
Cash and equivalents at beginning of period	17,553	30,317	3,191

Rounding	2		2
Cash and equivalents at end of period	$1,463	$17,553	$1,463

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest expense	$19,111	$19,599

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock based compensation	$—	$—
Stock issued for services	$3,690,000	$—
Stock based deferred compensation	$—	$—
Stock issued for oil and gas properties	$—	$—
Warrants issued for oil and gas property consulting	$—	$—
Stock issued for financing costs	$27,000	$—
Warrants issued for financing costs	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

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
JUNE 30, 2006 AND 2005

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
JUNE 30, 2006 AND 2005

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

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. We have adopted SFAS 123 (R) as of January 1, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

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
JUNE 30, 2006 AND 2005

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

3. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The principal owed amounts are to management $625,000 (no interest accrues on these owed amounts), Convertible bondholders $330,000 ($280,000 principal and $50,000 interest) the Operator $212,000 ($172,000 principal and $40,000 interest), other working interest partners $152,000 ($98,000 principal and $54,000 interest), for a total of $1,319,000. The amounts owed to management are accrued but not paid and an understanding is in place that these will not be payable till the Company is reasonably well-funded.

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
JUNE 30, 2006 AND 2005

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

In September 2000, the Company entered into a Credit Agreement with the Farmees. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2005, the Company had a balance owing the Farmees of $192,169 (which includes $122,000 principal plus $70,169 interest). The note was due and payable in full on September 28, 2001, and remains unpaid as of September 13, 2005.

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

The options and warrants outstanding at June 30, 2005 and 2006 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

4. OPTIONS, WARRANTS AND RESERVED SHARES, Continued

Information on options and warrants outstanding at June 30, 2005:

Options and		Options and	Weighted
Weighted	Warrants	Average	Warrants
Exercise	Outstanding	Contractual	Exercisable
Price	June 30, 2005	Life	June 30, 2005
$0.24	5,395,000	6.63	5,395,000

Information on options and warrants outstanding at June 30, 2006:

	Options and	Weighted	Options and
Weighted	Warrants	Average	Warrants
Exercise	Outstanding	Contractual	Exercisable
Price	June 30, 2006	Life	June 30, 2006
$0.32	5,592,483	3.82	5,072,483

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company has elected to continue following Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and has elected to adopt SFAS No. 123 through compliance with the disclosure requirements set forth in the Statement and for shares issued to nonemployees. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of all options issued during fiscal 2006 (options issued in fiscal 2006 are not in the money) was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Risk free interest rate	5.0%
Volatility factor	34%
Dividend yield	0%
Expected term of options	five years

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
JUNE 30, 2006 AND 2005

4. OPTIONS, WARRANTS AND RESERVED SHARES, Continued

Had compensation cost been determined based on the fair value at grant dates for all stock option awards consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended June 30,
	2006	2005
Net loss as reported	$(4,174,698)	$(454,408)
Pro forma	$(7,841,340)	$(1,193,740)

Basic loss per share as reported	$(0.37)	$(0.04)
Pro forma	$(0.46)	$(0.11)

5. SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized costs relating to oil and gas activities at June 30, 2006 and 2005 are as follows:

	2006	2005
Unproved oil and gas properties	$35,972	$58,177

Costs incurred in oil and gas property acquisition, exploration, and development activities for the years ended June 30, 2006 and 2005 are as follows:

	2006	2005
Acquisition of unproved properties	$12,493	$22,100

The Company had no oil and gas sales during the years ended June 30, 2006 and 2005. As such, it had no results of operations for oil and gas producing activities during each of those periods.

RESERVES (UNAUDITED)

The Company had no proved oil and gas reserves at June 30, 2006 and 2005.

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

ITEM 8A CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in annual reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting period.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of the Company's executive officers and the members of the Board of Directors of the Company as of June 30, 2006.

Name	Age	Position

Kim M. Fuerst	55	Chairman of the Board of Directors, Director

Waseem A. Sayed, PhD	51	President, Chief Executive Officer, Director

Rafiq A. Sayed	52	Chief Financial Officer, Treasurer, Secretary, Director

Dr. Syed A. Daud	42	Director

WASEEM A. SAYED PhD took over as President and CEO from Mr. Kim Fuerst as of July 1, 2006. He was also appointed a Director effective the same date. He has been providing consulting services to publicly traded companies especially those operating assets in North and/or Central and South America. He participated in a $12.65mm, 9% Convertible Senior Subordinated Debenture for Saba Petroleum Company. He provided financial public relations to Saba Petroleum Co., and during 1 1/2 years of service was instrumental in increasing market cap from $15mm to over $300mm while liquidity increased 1,000 fold. He worked with Raptor Networks Technology Inc. Management to attract $7.35 mm of equity funding during the first six months of 2004.

KIM M. FUERST, currently Chairman of the Board of Directors, served as President, Chief Executive Officer and Director till June 30, 2006. He was President, CEO and Director since September 1996, and Chief Financial and Accounting Officer from October 17, 1997 to September 22, 2004. From 1994 to 1996 he was a Vice President and head of the energy group of Van Kasper and Company, an investment banking firm. From 1989 to 1994 he served in various capacities at Great Northern Gas Company including Vice President of Finance and as a Director. From 1982 to 1990 he was President and Chief Operating Officer of Karen Oil Company which, during this period, drilled over 100 wells and operated those wells that were producing wells. Over the past 25 years he has worked in a variety of energy related positions, both as an independent producer and as an investment banker.

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

COMMITTEES AND MEETINGS

During the fiscal year ended June 30, 2006, the Board of Directors held 10 meeting. The Board of Directors of the Company has no established committees to which it has delegated any authority.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's directors, executive officers and persons who are beneficial owners of more than ten percent of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Commission and to furnish the Company with such reports. Based solely upon written representations it has obtained from certain of these persons, the Company believes that in the fiscal year ended June 30, 2001, Dr. Daud and Mr. Rafiq Sayed had each failed to file a Form 5 to report the grant of an option.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid for each of the Company's last three fiscal years by the Company to its chief executive and chief financial officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation	Long Term Compensation Awards
			Awards
Name and Position	Year	Salary ($)	Securities Underlying Options(#)

Kim M. Fuerst	2006	60,000 (1)	1,000,000 (2)
Chief Executive Officer,	2005	60,000 (1)	—
President, Treasurer and Secretary	2004	60,000	—

Rafiq Sayed	2006	120,000 (1)	1,000,000 (2)
Chief Financial Officer	2005	100,000 (1)	800,000

(1)	All executive salaries were accrued but not paid during fiscal 2005, 2006.
(2)	Will vest after three years.

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

The following table shows the number of shares covered by all exercisable and unexercisable stock options held by the named executive officer as of June 30, 2006, as well as the value of unexercised "in the money" options at such date. No stock options were exercised by the named executive officer during the last fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

Number of Securities
	Underlying Unexercised	Value of Unexercised In the
	Options/SARs At FY-End	Money Options/SARs at
	(#)	FY-End
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Kim M. Fuerst	1,000,000/0	$650,000/0 (1)

Waseem A. Sayed	250,000/0	$162,500/0 (1)

Rafiq Sayed	1,200,000/0	$780,000/0 (1)

(1)	The closing price on June 30, 2006, was $0.90 per share.

EMPLOYMENT CONTRACTS

The Company has no employment contracts in place currently.

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

Effective July 1, 2006 Waseem Sayed was appointed President and CEO of the Company at a salary of $15,000 per month.

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

	Number of		Percentage
Name and Address	Shares(a)		Beneficially Owned (b)

Kim M. Fuerst	3,137,000(c	)	18.1%
751 Horizon Court, Ste. 205
Grand Junction, Colorado 81506
Waseem A. Sayed PhD	250,000(d)(i	)	1.5%
2400 Ridgeview Drive, Ste. 409
Chino Hills, California 91709
Syed A. Daud	200,000(e	)	1.2%
64 Hainsworth Ct.
Markham, Ontario L3S1T5
Canada
Rafiq A. Sayed	1,200,000(f)(i	)	6.8%
102 Avenue of the Estates
Cary, North Carolina 27511
The James E. Moore Revocable Trust,	3,050,000(g	)	18.4%
u/d/t dated July 28, 1994
21484 Paseo Portola St.
Malibu, California 90265
Kaleem A. Sayed,	5,237,840 (i	)	32.0%
95 Coulsdon Road,
Old Coulsdon, Surrey UK CR5 2LD
All executive officers and directors as a group (four persons)	4,787,000(h	)	25.2%

(a)	All shares are owned both of record and beneficially unless otherwise specified by footnote to this table.
(b)	Based on 16,365,982 shares of Common Stock outstanding at October 13, 2006.
(c)
Includes 500,000 shares issuable upon exercise of currently exercisable stock options granted under the Incentive Stock Option Plan in 1996, and 500,000 shares issuable upon exercise of currently exercisable stock options granted under the Equity Plan.

(d)	Includes 250,000 options granted for consulting.
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

(g)	Includes 180,000 shares issuable upon exercise of currently exercisable warrants granted in connection with Bridge Loan and extensions thereof.
(h)	Includes 2,650,000 shares issuable upon exercise of options and warrants.
(i)	Messrs Waseem A. Sayed, Rafiq A. Sayed and Kaleem A. Sayed are brothers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs Waseem A. Sayed, Rafiq A. Sayed and Kaleem A. Sayed are brothers.

Set forth below is a description of transactions entered into between the Company and its executive officer and certain directors during the last two fiscal years.

CONSULTING AGREEMENTS

Effective March 10, 2006 the Company entered into an Agreement for Investor Relations Services (the "Janfra Agreement") with Janfra Partners LLC of 1590 Horseshoe Drive, Manasquan, NJ 08736. Pursuant to the terms of the Janfra Agreement, Janfra performs certain investor related functions for the Company. The Janfra Agreement calls for no cash compensation. Janfra Partners LLC were offered a total of 400,000 warrants to purchase the 0.01 par value common stock of the Company at $1.00 per share. The warrants are valid for a period of three years.

FINANCINGS

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
In September 2000, the Company entered into a Credit Agreement with the Farmees. The Credit Agreement established a revolving line of credit for the Company in an aggregate principal amount not to exceed $100,000, subsequently increased to $122,000. Amounts borrowed under the Credit Agreement bear interest at the rate of 8 percent per annum. At June 30, 2005 the Company had a balance owing the Creditors of $192,169 loan (which includes $122,000 principal plus $70,169 interest). The note was due and payable in full on September 28, 2001, and remains unpaid as of September 13, 2005.

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

ITEM 14. AUDIT FEES

The aggregate fees billed in each of the last two fiscal years by Arshad Farooq, CPA for its audit of the Company’s annual financial statements and review of interim financial statements, including the Company’s Form 10-QSB reports, were $15,000 and $15,000 in the years 2006 and 2005, respectively.

Audit-Related Fees

$15,000 and $15,000 in 2006 and 2005 respectively.

Tax Fees

None in 2006 and 2005.

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
Dated: October 13, 2006

By:  /S/ WASEEM A. SAYED

Waseem A. Sayed, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: October 13, 2006
By:  /s/ WASEEM A. SAYED

Waseem A. Sayed, President, Chief Executive Officer,
(Principal Executive Officer, Director)

Dated: October 13, 2006
By:  /s/ KIM M. FUERST

Kim M. Fuerst, Chairman of the Board of Directors

Dated: October 13, 2006
By:  /s/ RAFIQ A. SAYED

Rafiq A. Sayed, Director and Chief Financial Officer
(Chief Financial and Accounting Officer, Secretary, Treasurer)

By:  /s/ SYED A. DAUD

Syed A. Daud, Director
Dated: October 13, 2006

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