Form 10KSB/A
period 2006-06-30
COLORADO WYOMING RESERVE CO
filed 2006-10-17
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

COMMON STOCK, $.01 PAR VALUE
Title of Class

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

This Form 10-KSB/A is being filed to include Exhibits that were omitted from the original filing of Form 10-KSB.

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

	Undeveloped Gross	Acreage Net
Utah	22,640	6,764

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

/s/ Arshad Farooq
ARSHAD FAROOQ CPA

Ontario, California
October 16, 2006

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$1,463
Accounts receivable	--

Total current assets	1,463
PROPERTY AND EQUIPMENT:
Unproved oil and gas properties	62,570
Other property and equipment	14,914
Less accumulated depreciation, other property
and equipment	(14,841)

Net property and equipment	62,643
Other	1,960

Total assets	$66,066

CURRENT LIABILITIES:
Trade accounts payable	$75,722
Other accrued liabilities	190,426
Related party payables:
On account	874,218
Convertible Notes	280,000
Note payable	25,000

Total current liabilities	1,445,366
EQUITY
Common Stock, $.01 par value: authorized--
75,000,000 shares; issued and
outstanding--16,137,694	161,377
Additional paid-in capital	9,398,676
Warrants	148,100
Accumulated deficit:
Before entering the development stage	(4,441,242)
After entering the development stage	(6,646,212)

Total Equity	(1,379,301)

Total liabilities and equity	$66,065

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
	Years Ended June 30,		January 1, 1999
	2006	2005	to June 30, 2006

REVENUES:	$-	$--	$--
EXPENSES:
Exploration cost	12,493	53,679	723,829
Depreciation, depletion and
amortization	--	6,320
General and administrative	4,143,094	381,130	5,812,525

Total expenses	4,155,587	434,809	6,542,674

Operating loss	($ 4,155,587)	($ 434,809)	($ 6,542,674)
OTHER INCOME (EXPENSE)
Interest income (expense)	(19,111)	(19,599)	(102,309)
Loss on sale of assets	--	--	(1,231)

Income (Loss) before income taxes	($4,174,698)	($ 454,408)	($ 6,646,214)
Provision for income taxes	--	--	--
Net loss	$(4,174,698)	$(454,408)	$(6,646,214)

Basic and diluted loss per
share	$(0.37)	$(0.04)

Weighted average common
shares outstanding	11,313,886	10,674,361

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 30, 2006

					Additional
	Common Stock			Subscription	Paid-In	Accumulated
	Shares	Par Value	Warrants	Receivable	Capital	Deficit	Total

BALANCE, JUNE 30, 2005	10,807,694	$108,077	$148,100		$5,384,976	$(6,912,758)	$(1,271,605)
Stock option exercise	1,200,000	12,000	--	--	978,000	--	990,000
Sale of common stock	100,000	1,000	--	--	49,000	--	50,000
Stock grant for services	4,030,000	40,300	--	--	2,986,700	--	3,027,000
Net (loss) for the year
ended June 30, 2006	--	--	--	--	--	(4,174,698)	(4,174,698)
Rounding						2	2
BALANCE, JUNE 30, 2006	16,137,694	$161,377	$148,100	$--	$9,398,676	(11,087,454)	$(1,379,301)

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED CASH FLOW STATEMENTS

			Period From
	Years Ended		January 1,
	June 30,		1999 to 2005
	2006	2005	June 30, 2006

Cash flows from operating activities:
Net loss	$(4,174,698)	$(454,408)	$(6,646,214)
Stock based compensation	--		95,600
Stock issued for services	$3,690,000	$--	$3,690,000
Stock based deferred compensation	$--	$--	$--
Stock issued for oil and gas properties	$--	$--
Warrants issued for oil and gas properties	$--	$--
Stock issued for financing costs	$27,000		$27,000
Warrants issued for financing costs	$--		$--
Adjustments to reconcile net loss to net cash used
in operating activities:
Depletion, depreciation and amortization	--	--	6,320
Loss on asset sale	--	--	1,231
Amortization of note payable discount	--	--	35,000
Loss from joint venture investment	--	--	361,767
Changes in current assets and liabilities:
Receivables	--	--	3,126
Payables	127,577	391,644	1,098,610
Other		--	(436)
Net cash (used in) operating activities	(330,121)	(62,764)	(1,327,996)
Cash flows from investing activities:
Additions to unproved properties	(35,972)		(46,544)
Unproved property cost recovery			191,467
Asset purchases	--	--	(1,269)
Proceeds from asset sale	--	--	(2,354)
Net cash provided by investing activities	(35,972)		141,300
Cash flows from financing activities:
Sale of common stock	350,000	50,000	1,184,456
Borrowings under credit agreement	--		130,509
Repayment of note payable	--	--	(130,000)
Net cash provided by financing activities	350,000	50,000	1,184,965
Net increase (decrease) in cash and equivalents	(16,092)	(12,764)	(1,730)
Cash and equivalents at beginning of period	17,553	30,317	3,191
Rounding	2		2
Cash and equivalents at end of period	$1,463	$17,553	$1,463
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest expense	$19,111	$19,599
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Stock based compensation	$--	$--
Stock issued for services	$3,690,000	$--
Stock based deferred compensation	$--	$--
Stock issued for oil and gas properties	$--	$--
Warrants issued for oil and gas property consulting	$--	$--
Stock issued for financing costs	$27,000	$--
Warrants issued for financing costs	$--	$--

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

The options and warrants outstanding at June 30, 2005 and 2006 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

4. OPTIONS, WARRANTS AND RESERVED SHARES, Continued

Information on options and warrants outstanding at June 30, 2005:

Options and	Warrants	Options and Average	Weighted Warrants
Weighted Exercise	Outstanding	Contractual	Exercisable
Price	June 30, 2005	Life	June 30, 2005

$0.24	5,395,000	6.63	5,395,000

Information on options and warrants outstanding at June 30, 2006:

Options and	Warrants	Options and Average	Weighted Warrants
Weighted Exercise	Outstanding	Contractual	Exercisable
Price	June 30, 2005	Life	June 30, 2006

$0.32	5,592,483	3.82	5,072,483

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

SUMMARY COMPENSATION TABLE

				Long Term Compensation Awards
		Annual Compensation		Awards
Name and Position	Year	Salary ($)		Securities Underlying Options(#)

Kim M. Fuerst	2006	60,000	(1)	1,000,000 (2)
Chief Executive Officer,	2005	60,000	(1)	--
President, Treasurer	2004	60,000		--
and Secretary
Rafiq Sayed	2006	120,000	(1)	1,000,000 (2)
Chief Financial Officer	2005	100,000	(1)	800,000

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

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

	Number of Securities	Value of Unexercised In the
	Underlying Unexercised	Money Options/SARs at
	Options/SARs At FY-End	FY-End
Name	(#) Exercisable/Unexercisable	Exercisable/Unexercisable

Kim M. Fuerst	1,000,000/0	$650,000/0	(1)

Waseem A. Sayed	250,000/0	$162,500/0	(1)

Rafiq Sayed	1,200,000/0	$780,000/0	(1)

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

	Number of		Percentage
Name and Address	Shares(a)		Beneficially Owned (b)

Kim M. Fuerst	3,137,000	(c)	18.1%
751 Horizon Court, Ste. 205
Grand Junction, Colorado 81506

Waseem A. Sayed PhD	250,000	(d)(i)	1.5%
2400 Ridgeview Drive, Ste. 409
Chino Hills, California 91709

Syed A. Daud	200,000	(e)	1.2%
64 Hainsworth Ct
Markham, Ontario L3S1T5
Canada

Rafiq A. Sayed	1,200,000	(f)(i)	6.8%
102 Avenue of the Estates
Cary, North Carolina 27511

The James E. Moore Revocable Trust,	3,050,000	(g)	18.4%
u/d/t dated July 28, 1994
21484 Paseo Portola St
Malibu, California 90265

Kaleem A. Sayed,	5,237,840		32.0%
95 Coulsdon Road,
Old Coulsdon, Surrey UK CR5 2LD

All executive officers and directors as a
group (four persons)	4,787,000	(h)	25.2%

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

COLORADO WYOMING RESERVE COMPANY

Date: October 13, 2006	By:	/s/ WASEEM A. SAYED
Waseem A. Sayed, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: October 13, 2006	By:	/s/ WASEEM A. SAYED
Waseem A. Sayed, President, Chief
Executive Officer,(Principal Executive Officer, Director)

Date: October 13, 2006	By:	/s/ KIM M. FUERST
Kim M. Fuerst, Chairman of the Board of Directors
Title

Date: October 13, 2006	By:	/s/ RAFIQ A. SAYED
Rafiq A. Sayed, Director and
Chief Financial Officer (Chief Financial and Accounting Officer, Secretary, Treasurer)

Date: October 13, 2006	By:	/s/ SYED A. DAUD
Syed A. Daud, Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

3.2	Bylaws, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1983.

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