Form 10QSB
period 2006-09-30
COLORADO WYOMING RESERVE CO
filed 2006-11-14
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of November 13, 2006, 16,365,982 shares of common stock $.01 par value were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
September 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$975
Accounts receivable	—

Total current assets	975

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties	62,570
Other property and equipment	14,914

Less accumulated depreciation, other property and equipment	(14,841)

Net property and equipment	62,643

Other	1,960

Total assets	$65,578

CURRENT LIABILITIES:
Trade accounts payable	$82,260
Other accrued liabilities	244,450
Related party payables:
On account	802,568
Advances from Lightening Draw	122,000
Note payable to joint venture	305,000

Total current liabilities	1,556,277

EQUITY
Common Stock, $.01 par value: authorized-75,000,000 shares; issued and outstanding-16,137,694	161,377
Additional paid-in capital	9,398,676
Warrants	148,100
Accumulated deficit:
Before entering the development stage	(4,441,242)
After entering the development stage	(6,757,610)

Total Equity	(1,490,699)

Total liabilities and equity	$65,578

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			PERIOD FROM
	QUARTERS ENDED SEPTEMBER 30,		JANUARY 1, 1999
	2006	2005	SEPTEMBER 30, 2006
REVENUES	$—	$—	$—

EXPENSES
Exploration cost	6,874	—	730,703
Depreciation, depletion and amortization			6,320
General and administrative	99,124	101,854	5,911,649

Total expenses	105,998	101,854	6,648,672

Operating loss	(105,998)	(101,854)	(6,648,672)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(5,401)	(5,350)	(107,710)
Loss on sale of assets	—	—	(1,231)

Income (Loss) before income taxes	(111,399)	(107,204)	(6,757,613)

Provision for income taxes	—	—	—

Net loss	$(111,399)	$(107,204)	$(6,757,613)

Basic and diluted loss per share	$(.01)	$(0.01)

Outstanding shares	16,137,694	10,807,694

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CASH FLOW STATEMENTS

				PERIOD FROM
	QUARTERS ENDED SEPTEMBER 30,			JANUARY 1, TO 1999
	2006		2005	SEPTEMBER 30, 2006
Cash flows from operating activities:
Net loss		$(111,399)	$(107,204)	(6,757,613)
Adjustments to reconcile net loss to net used in operating activities:
Stock based Compensation				95,600
Stock issued for Services				3,690,000
Stock based Deferred Compensation
Stock issued for Oil and Gas Properties
Warrants issued for Oil and Gas Properties
Stock issued for Financing Costs				27,000
Warrants issued for Financing Costs
Depletion, depreciation and amortization		—	—	6,320
Loss on asset sale		—	—	1,231
Amortization of note payable discount		—	—	35,000
Loss from joint venture investment			—	361,767

Changes in current assets and liabilities:
Receivables		—	—	3,126
Payables		110,912	92,167	1,209,522
Other			—	(436)

Net cash (used in) operating activities		(487)	(15,037)	(1,328,483)

Cash flows from investing activities:
Additions to unproved properties		—	—	(46,544)
Unproved property cost recovery			—	191,467
Asset purchases		—	—	(1,269)
Proceeds from asset sale		—	—	(2,354)

Net cash (used in) provided by investing activities		0	0	141,300

Cash flows from financing activities:
Sale of common stock		—	—	1,184,456
Advances from joint venture		—		130,509
Repayment of joint venture advances			—	—
Repayment of notes payable		—	—	(130,000)

Net cash provided by financing activities		—	—	1,184,965

Net increase (decrease) in cash and equivalents		(487)	(15,037)	(2,218)
Cash and equivalents at beginning of period		1,463	17,553	3,191

Rounding		(1)		2
Cash and equivalents at end of period		$975	$2,516	$975

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest expense		$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock based compensation		$—	$—

Stock issued for services		$—	$—

Stock based deferred compensation	$		$—

Stock issued for oil and gas properties	$		$—

Warrants issued for oil and gas property consulting	$		$—

Stock issued for financing costs		$—	$—

Warrants issued for financing costs	$		$—

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Periods Ended September 30, 2006 and 2005

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with the Company's June 30, 2006 Form 10-KSB.

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

Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of November 13, 2006 the Company still has no ownership of any producing property.

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

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well currently has a work-over rig on it examining other potentially productive zones. It is also already hooked up to the plant, line laid but currently not producing. At June 30, 2006 CWYR owns only an after-payout interest in these two productive oil and gas wells and the associated developed acreage. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of November 13, 2006 the Company still has no ownership of any producing property.

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

CURRENT DEVELOPMENT:

In October 2006 we learned from the Operator that some of the partners in the Federal 1-31 well were intending to re-enter the well with a view to examining the possibility of producing hydrocarbons from the three other potentially productive zones that had been encountered while drilling to the Mississippian previously. This work finally began upon a work-over rig becoming available in the latter half of October.

3. COMMITMENTS AND CONTINGENCIES

At November 13, 2006, the Company had no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

4. LOSS PER SHARE

Basic and diluted earnings per share are the same, as the effect of warrants and options is antidilutive.

5. FARMOUT AGREEMENT

In October 2006 we learnt from the Operator that some of the partners in the Federal 1-31 well were intending to re-enter the well with a view to examining the possibility of producing hydrocarbons from the three other potentially productive zones that had been encountered while drilling to the Mississippian previously. This work finally began upon a work-over rig becoming available in the latter half of October.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNCERTAINTY OF FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as its ability to raise capital sufficient enough to repay outstanding indebtedness, to fund its share of maintaining and marketing the Project and to participate in future Paradox Basin activities, the Company's use of proceeds from any financing or sale of its interest, the Company's beliefs regarding results of the Seismic survey and the next phase of development, volatility of common Stock prices, anticipated lack of revenues, anticipated losses, plans to market the Project to third parties and the effect of the application of certain accounting rules. Factors that could cause actual results to differ materially ("Cautionary Disclosures") include, among others: general economic conditions, the market price of oil and natural gas, concentration of the Company's properties in a small area in the Paradox Basin, the timing and results of the seismic shoot to be conducted under the farmout agreement, the success or failure in finding commercial quantities of oil and gas, the strength and financial resources of the Company's competitors, climatic conditions, environmental risks, the results of financing efforts and regulatory developments and the factors identified in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, under the caption "Business-Risk Factors.". Many of such factors are beyond the Company's ability to control or predict. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PLAN OF OPERATIONS

At November 13, 2006, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well currently has a work-over rig on it examining other potentially productive zones. It is also already hooked up to the plant, line laid but currently not producing. CWYR owns only an after-payout interest in two productive oil and gas wells and the associated developed acreage at November 13, 2006. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of November 13, 2006 the Company still has no ownership of any producing property.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a negative working capital balance of approximately $1.6mm at September 30, 2006. The principal owed amounts are to management $720,000 (no interest accrues on these owed amounts), Convertible bondholders $350,000, the Operator $220,000, other working interest partners $160,000, for a total of approximately $1.5mm. The amounts owed to management are accrued but not paid and an understanding is in place that these will not be payable till the Company is reasonably well-funded.

Under farmout agreements to which the Company is a party, the Company is obligated to pay its share of all costs associated with maintaining the Paradox Basin property. Further the Company anticipates no revenues for fiscal 2007, and any expenses incurred by the Company will exacerbate its working capital deficit. In order to remedy the existing working capital deficit and to fund future expenditures, the Company will need to raise additional capital through a debt or equity financing. If the Company is not successful in raising additional capital, the Company may have to liquidate on terms unfavorable to its shareholders.

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSE. The general and administrative expense remained the same for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

OTHER. Interest accrued increased slightly for this quarter ($5,401 versus $5,350) as compared to the quarter ended September 30, 2005.

Item 4. CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or because of intentional circumvention of the established process.

During the period covered by this report, there have been no changes in our internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting.

PART II.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1 Description of Business” in our Annual Report on Form 10-KSB for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2006 annual report on Form 10-KSB

Item 2. Changes in Securities and Use of Proceeds.

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

COLORADO WYOMING RESERVE COMPANY

Dated: November 13, 2006	By:	/s/ Waseem A. Sayed
Waseem A. Sayed
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rafiq A. Sayed
Rafiq A. Sayed
Chief Financial Officer (Principal Financial Officer)