Form 10QSB
period 2006-12-31
COLORADO WYOMING RESERVE CO
filed 2007-02-15
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2006

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

As of February 15, 2007, 16,365,982 shares of common stock $.01 par value were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
December 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$933
Accounts receivable	—

Total current assets	933

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties	62,570
Other property and equipment	14,914

Less accumulated depreciation, other property and equipment	(14,841)

Net property and equipment	62,643

Other	1,960

Total assets	$65,536

CURRENT LIABILITIES:
Trade accounts payable	$89,046
Other accrued liabilities	243,262
Related party payables:
On account	910,040
Advances from Lightening Draw	122,000
Note payable to joint venture	255,000

Total current liabilities	1,619,347

EQUITY
Common Stock, $.01 par value: authorized-75,000,000 shares; issued and outstanding-16,365,982	163,660
Additional paid-in capital	9,606,418
Warrants	148,100
Accumulated deficit:
Before entering the development stage	(4,441,242)
After entering the development stage	(7,030,748)

Total Equity	(1,553,812)

Total liabilities and equity	$65,536

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					PERIOD FROM
	QUARTERS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,		JANUARY 1, 1999
	2006	2005	2006	2005	DECEMBER 31, 2006
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Exploration cost	5,723	0	12,597	0	736,426
Depreciation, depletion and amortization					6,320
General and administrative	255,001	99,496	354,140	201,350	6,166,650

Total expenses	260,723	99,496	366,737	201,350	6,909,395

Operating loss	(260,723)	(99,496)	(366,737)	(201,350)	(6,909,395)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(12,413)	(5,350)	(17,799)	(10,700)	(120,123)
Loss on sale of assets	—	—	—	—	(1,231)

Income (Loss) before income taxes	(273,137)	(104,846)	(384,536)	(212,050)	(7,030,750)

Provision for income taxes	—	—	—	—	—

Net loss	$(273,137)	$(104,846)	$(384,536)	$(212,050)	$(7,030,750)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Outstanding shares	16,365,982	10,857,694	16,365,982	10,857,694

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CASH FLOW STATEMENTS

				PERIOD FROM
	SIX MONTHS ENDED DECEMBER 31,			JANUARY 1, TO 1999
	2006		2005	DECEMBER 31, 2006
Cash flows from operating activities:
Net loss		$(384,536)	$(212,050)	(7,030,750)
Adjustments to reconcile net loss to net used in operating activities:
Stock based Compensation				95,600
Stock issued for Services				3,690,000
Stock issued for Financing Costs		150,539		177,539
Stock based Deferred Compensation
Stock issued for Oil and Gas Properties
Warrants issued for Financing Costs
Depletion, depreciation and amortization		—	—	6,320
Loss on asset sale		—	—	1,231
Amortization of note payable discount		—	—	35,000
Loss from joint venture investment				361,767

Changes in current assets and liabilities:
Receivables		—	—	3,126
Payables		173,981	182,280	1,272,591
Other				(436)

Net cash (used in) operating activities		(60,016)	(29,770)	(1,388,012)

Cash flows from investing activities:
Additions to unproved properties		—	—	(46,544)
Unproved property cost recovery			—	191,467
Asset purchases		—	—	(1,269)
Proceeds from asset sale		—	—	(2,354)

Net cash (used in) provided by investing activities		0	0	141,300

Cash flows from financing activities:
Sale of common stock		59,486	12,500	1,243,942
Borrowings under credit agreement		—		130,509
Repayment of joint venture advances			—	—
Repayment of notes payable		—	—	(130,000)

Net cash provided by financing activities		59,486	12,500	1,244,451

Net increase (decrease) in cash and equivalents		(530)	(17,270)	(2,260)
Cash and equivalents at beginning of period		1,463	17,553	3,191
Rounding		(1)		2
Cash and equivalents at end of period		$933	$283	$933

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest expense		$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock based compensation		$—	$—

Stock issued for services		$—	$—

Stock based deferred compensation	$		$—

Stock issued for oil and gas properties	$		$—

Warrants issued for oil and gas property consulting	$		$—

Stock issued for financing costs		$150,539	$—

Warrants issued for financing costs	$		$—

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Periods Ended December 31, 2006 and 2005

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

Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of February 15, 2007 the Company still has no ownership of any producing property.

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

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well currently has a work-over rig on it examining other potentially productive zones. It is also already hooked up to the plant, line laid but currently not producing. At June 30, 2006 CWYR owns only an after-payout interest in these two productive oil and gas wells and the associated developed acreage. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company's interest in these wells is a 10.6% interest AFTER PAYOUT, as of February 15, 2007 the Company still has no ownership of any producing property.

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

CURRENT DEVELOPMENT:

In October 2006 we learned from the Operator that some of the partners in the Federal 1-31 well were intending to re-enter the well with a view to examining the possibility of producing hydrocarbons from the three other potentially productive zones that had been encountered while drilling to the Mississippian previously. This work finally began upon a work-over rig becoming available in the latter half of October. As of February 15, 2007 we have not learnt of any major improvements in production resulting from this latest activity.

3. COMMITMENTS AND CONTINGENCIES

At February 15, 2007, the Company had no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

4. LOSS PER SHARE

Basic and diluted earnings per share are the same, as the effect of warrants and options is antidilutive.

5. FARMOUT AGREEMENT

In October 2006 we learnt from the Operator that some of the partners in the Federal 1-31 well were intending to re-enter the well with a view to examining the possibility of producing hydrocarbons from the three other potentially productive zones that had been encountered while drilling to the Mississippian previously. This work finally began upon a work-over rig becoming available in the latter half of October but as of February 15, 2007 we have not learnt of any major improvements in production resulting from this latest activity.

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

PLAN OF OPERATIONS

At February 15, 2007, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well currently has a work-over rig on it examining other potentially productive zones. It is also already hooked up to the plant, line laid but currently not producing. CWYR owns only an after-payout interest in two productive oil and gas wells and the associated developed acreage at February 15, 2007. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of February 15, 2007 the Company still has no ownership of any producing property.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a negative working capital balance of approximately $1.6mm at December 31, 2006. The principal owed amounts are to management $810,000 (no interest accrues on these owed amounts), Convertible bondholders $305,000, the Operator $220,000, other working interest partners $160,000, for a total of approximately $1.5mm. The amounts owed to management are accrued but not paid and an understanding is in place that these will not be payable till the Company is reasonably well-funded.

Under the farmout agreements to which the Company is a party, the Company is obligated to pay its 50% share of all costs associated with maintaining the Paradox Basin property. Further the Company anticipates no revenues for fiscal 2007, and any expenses incurred by the Company will exacerbate its working capital deficit. In order to remedy the existing working capital deficit and to fund future expenditures, the Company will need to raise additional capital through a debt or equity financing. If the Company is not successful in raising additional capital, the Company may have to liquidate on terms unfavorable to its shareholders.

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSE. The general and administrative expense increased due to reasons explained in OTHER hereunder.

OTHER. Cost associated with shares issued for loans arranged ($27,600) and cost associated with shares issued upon conversion of $50,000 of the notes (converted at $0.30 when the closing price of the Company's common stock on the day of issuance of this stock was $0.92) leading to an additional cost of $122,938.

Item 4. CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of  December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

One of the Noteholders requested his notes valued at $50,000 be converted into stock together with interest due to him at date of conversion. The interest due amounted to $9,486.30. This translated into a total of 198,288 shares which were issued on October 6, 2006.

A total of 30,000 shares were issued in relation to an unsecured loan. These were also issued on October 6, 2006. The funds borrowed were used to pay for accounting and filing of documents needed to stay current with regulatory filings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company is in the early stages of establishing a Company Website on the internet: www.coloradowyoming.com

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

COLORADO WYOMING RESERVE COMPANY

Dated: February 15, 2007	By:	/s/ Waseem A. Sayed
Waseem A. Sayed
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rafiq A. Sayed
Rafiq A. Sayed
Chief Financial Officer (Principal Financial Officer)