Form 10QSB
period 2007-03-31
COLORADO WYOMING RESERVE CO
filed 2007-05-21
CIK 318852

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of May 15, 2007, 36,946,109 shares of common stock $.01 par value were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
March 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$893
Accounts receivable	—

Total current assets	893

PROPERTY AND EQUIPMENT:
Unproved oil and gas properties	62,570
Other property and equipment	14,914

Less accumulated depreciation, other property and equipment	(14,841)

Net property and equipment	62,643

Other	1,960

Total assets	$65,495

CURRENT LIABILITIES:
Trade accounts payable	$98,256
Other accrued liabilities	243,262
Related party payables:
On account	1,036,986
Advances from Lightening Draw	122,000
Note payable to joint venture	255,000

Total current liabilities	1,755,504

EQUITY
Common Stock, $.01 par value: authorized-75,000,000 shares; issued and outstanding-16,646,109	166,461
Additional paid-in capital	9,637,232
Warrants	148,100
Accumulated deficit:
Before entering the development stage	(4,441,242)
After entering the development stage	(7,200,563)

Total Equity	(1,690,009)

Total liabilities and equity	$65,495

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					PERIOD FROM
	QUARTERS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,		JANUARY 1, 1999 TO
	2007	2006	2007	2006	MARCH 31, 2007
REVENUES	$—	$—	$—	$—	$—

EXPENSES
Exploration cost	5,500	35,972	18,097	35,972	741,926
Depreciation, depletion and amortization					6,320
General and administrative	100,063	128,759	303,664	330,109	6,266,713

Total expenses	105,563	164,731	321,761	366,081	7,014,959

Operating loss	(105,563)	(164,731)	(321,761)	(366,081)	(7,014,959)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(64,250)	(5,350)	(232,588)	(16,050)	(184,373)
Loss on sale of assets	—	—	—	—	(1,231)

Income (Loss) before income taxes	(169,813)	(170,081)	(554,349)	(382,131)	(7,200,563)

Provision for income taxes	—	—	—	—	—

Net loss	$(169,813)	$(170,081)	$(554,349)	$(382,131)	$(7,200,563)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Outstanding shares	16,646,109	12,037,694	16,646,109	12,037,694

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
CASH FLOW STATEMENTS

				PERIOD FROM
	NINE MONTHS ENDED MARCH 31,			JANUARY 1, TO 1999
	2007		2006	MARCH 31, 2007
Cash flows from operating activities:
Net loss		$(554,348)	$(382,131)	(7,200,562)
Adjustments to reconcile net loss to net used in operating activities:
Stock based Compensation				95,600
Stock issued for Services				3,690,000
Stock issued for Financing Costs		184,154		211,154
Stock based Deferred Compensation
Stock issued for Oil and Gas Properties
Warrants issued for Financing Costs
Depletion, depreciation and amortization		—	—	6,320
Loss on asset sale		—	—	1,231
Amortization of note payable discount		—	—	35,000
Loss from joint venture investment				361,767

Changes in current assets and liabilities:
Receivables		—	—	3,126
Payables		310,138	135,818	1,408,748
Other				(436)

Net cash (used in) operating activities		(60,056)	(246,313)	(1,388,052)

Cash flows from investing activities:
Additions to unproved properties		—	(35,972)	(46,544)
Unproved property cost recovery			—	191,467
Asset purchases		—	—	(1,269)
Proceeds from asset sale		—	—	(2,354)

Net cash (used in) provided by investing activities		0	(35,972)	141,300

Cash flows from financing activities:
Sale of common stock		59,486	315,000	1,243,942
Borrowings under credit agreement		—		130,509
Repayment of joint venture advances			—	—
Repayment of notes payable		—	—	(130,000)

Net cash provided by financing activities		59,486	315,000	1,244,451

Net increase (decrease) in cash and equivalents		(570)	32,715	(2,300)
Cash and equivalents at beginning of period		1,463	17,553	3,191
Rounding				2
Cash and equivalents at end of period		$893	$50,268	$893

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest expense		$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock based compensation		$—	$—

Stock issued for services		$—	$—

Stock based deferred compensation	$		$—

Stock issued for oil and gas properties	$		$—

Warrants issued for oil and gas property consulting	$		$—

Stock issued for financing costs		$184,154	$—

Warrants issued for financing costs	$		$—

The accompanying notes are an integral part of these financial statements.

COLORADO WYOMING RESERVE COMPANY
("CWYR" or the "Company")

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Periods Ended March 31, 2007 and 2006

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

Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of May 15, 2007 the Company still has no ownership of any producing property.

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

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well currently has a work-over rig on it examining other potentially productive zones. It is also already hooked up to the plant, line laid but currently not producing. At June 30, 2006 CWYR owns only an after-payout interest in these two productive oil and gas wells and the associated developed acreage. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company's interest in these wells is a 10.6% interest AFTER PAYOUT, as of May 15, 2007 the Company still has no ownership of any producing property.

The Company owns 10.6% APO of this 700-acre structure and 10.6% of the surrounding 8,960 acres.  Further additional seismic work in light of this successful discovery is anticipated on the structure.

The Company owns 42 ½ % of two other, 3D delineated, structures in the Paradox Basin Project.  Additionally, the Company will have 42 ½ % of three other, tentatively identified, structures in the area.

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

CURRENT DEVELOPMENT:

In October 2006 we learned from the Operator that some of the partners in the Federal 1-31 well were intending to re-enter the well with a view to examining the possibility of producing hydrocarbons from the three other potentially productive zones that had been encountered while drilling to the Mississippian previously. This work finally began upon a work-over rig becoming available in the latter half of October. As of May 15, 2007 we have not learned of any major improvements in production resulting from this latest activity. At a meeting with the Operator in March 2007 it was learned that further drilling may be initiated in the next 12 to 18 months and that the Company would be required to come up with its share of costs or make trades with other independents to take care of these obligations.

We have unitized 6,985.09 acres in the north end of our project being the SW Lisbon Unit. CWYR is a participant for 10.625% working interest in the majority of the unitized leasehold.

The Agreement requires us to commence a well to adequate test the Gothic Shale formation by September 28, 2007. All leasehold within in the unit remain in effect until such time as the obligation well is unsuccessful and we do not make continuous efforts to continue drilling, or in the event we do not drill the obligation well within the designated time.

In the south end of the project, we are in the process of requesting the BLM suspend leasehold terms for those leases since they are contiguous to the leases we acquired a year ago but have not been issued due to environmental concerns filed to the BLM by SUWA (Southern Utah Wilderness Alliance). We
will also request the suspension on the State leasehold. The BLM has requested more information and we are in the process of putting together a geologic report for them to validate our request.

Due to the lack of funds the Company was unable to file its quarterly financials in a timely manner. The Company made arrangements with the major insiders to convert the amounts owed them into stock and also to commit to funding the Company to a minimum of $100,000. The terms were agreed to and funds were expected within three months of the date of Agreement, May 1, 2007. The Company managed to make the filings within the extension allowed relying on these assurances without endangering our over the counter bulletin board status but the funding difficulties continue and will need to be solved if the Company is to survive. Providing the funds arrive within the stipulated timeframe all the transactions hereinabove envisioned would occur at $0.05 per restricted share and a total of 20,300,000 restricted shares would be issued.

3. COMMITMENTS AND CONTINGENCIES

At May 15, 2007, the Company had no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

Due to the lack of funds the Company was unable to file its quarterly financials in a timely manner. The Company made arrangements with the major insiders to convert the amounts owed them into stock and also to commit to funding the Company to a minimum of $100,000. The terms were agreed to and funds were expected within three months of the date of Agreement, May 1, 2007. The Company managed to make the filings within the extension allowed relying on these assurances without endangering our over the counter bulletin board status but the funding difficulties continue and will need to be solved if the Company is to survive. Providing the funds arrive within the stipulated timeframe all the transactions hereinabove envisioned would occur at $0.05 per restricted share and a total of 20,300,000 restricted shares would be issued.

4. LOSS PER SHARE

Basic and diluted earnings per share are the same, as the effect of warrants and options is antidilutive.

5. FARMOUT AGREEMENT

In October 2006 we learnt from the Operator that some of the partners in the Federal 1-31 well were intending to re-enter the well with a view to examining the possibility of producing hydrocarbons from the three other potentially productive zones that had been encountered while drilling to the Mississippian previously. This work finally began upon a work-over rig becoming available in the latter half of October but as of May 15, 2007 we have not learned of any major improvements in production resulting from this latest activity. The well appears to have suffered mud damage and remedial work is still continuing.

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

PLAN OF OPERATIONS

At May 15, 2007, the Company had no cash, no operations and no revenues. These factors raise substantial doubts about the Company's ability to continue as a going concern without raising significant additional capital.

On March 3, 2005, the Company confirmed its proprietary 3D Seismic Science with two exploratory successes at its Paradox Basin Exploration Project in Southeast Utah. The science, four years under development, has been confirmed by the completion of the Federal 1-31 and the Evelyn Chambers wells on the Southwest Lisbon structure, 3 ½ miles southwest of the Lisbon Field in the same Mississippian formation. Both wells tested in the range of 2 MMCFD in the formation analogous to the productive formation at Lisbon. The ‘Evelyn Chambers’ well is hooked up to the plant, line laid and producing. The Federal 1-31 well currently has a work-over rig on it examining other potentially productive zones. It is also already hooked up to the plant, line laid but currently not producing. CWYR owns only an after-payout interest in two productive oil and gas wells and the associated developed acreage at May 15, 2007. Variables affecting payout are: Price per mcf of gas and price per barrel of oil. These vary over time and have been very volatile of late. Payout will occur after the some $6 million dollars spent by the partners is recovered from the production of these wells. From an economic standpoint the income from these wells continues to be sporadic and insufficiently regular to enable an accurate and reliable assessment to be made as to whether the wells will ever reach payout. Since the Company’s interest in these wells is a 10.6% interest AFTER PAYOUT, as of May 15, 2007 the Company still has no ownership of any producing property.

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

We have unitized 6,985.09 acres in the north end of our project being the SW Lisbon Unit. CWYR is a participant for 10.625% working interest in the majority of the unitized leasehold.

The Agreement requires us to commence a well to adequate test the Gothic Shale formation by September 28, 2007. All leasehold within in the unit remain in effect until such time as the obligation well is unsuccessful and we do not make continuous efforts to continue drilling, or in the event we do not drill the obligation well within the designated time.

In the south end of the project, we are in the process of requesting the BLM suspend leasehold terms for those leases since they are contiguous to the leases we acquired a year ago but have not been issued due to environmental concerns filed to the BLM by SUWA (Southern Utah Wilderness Alliance). We
will also request the suspension on the State leasehold. The BLM has requested more information and we are in the process of putting together a geologic report for them to validate our request.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a negative working capital balance of approximately $1.8 mm at March 31, 2007. The principal owed amounts are to management $900,000 (no interest accrues on these owed amounts), Convertible bondholders $255,000, the Operator $230,000, other working interest partners $165,000, for a total of approximately $1.6mm. The amounts owed to management are accrued but not paid and an understanding is in place that these will not be payable till the Company is reasonably well-funded. In May 2007 almost all the monies owed to Management were converted into stock and a cash injection of $100,000 was agreed upon within three months of May 1, 2007 to maintain operations while efforts continued to find further funds and/or make other arrangements to keep the Company viable. Providing the funds arrive within the stipulated timeframe all the transactions hereinabove envisioned would occur at $0.05 per restricted share and a total of 20,300,000 restricted shares would be issued.

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

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSE. The general and administrative expense was slightly lower than in the third quarter of 2006 due to the fact that last year some overdue interest payments were included.

OTHER. Cost associated with shares issued consequent to Warrants previously issued being exercised. A total of 320,000 warrants were exercised. Their original exercise price was $0.10 but due to anti-dilution provisions this price was adjusted down very minutely to $0.0996191. Also the Warrant holders took benefit of the cashless exercise provision and consequently a total of 280,127 shares were issued .. the remaining 39,873 shares being used to pay the exercise price due. The price of the stock on the day these shares were issued was $0.12 so a cost of $33,615.24 was booked.

Item 4. CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On March 29, 2007 a total of 280,127 shares were issued to four warrant holders who had the right to cashlessly exercise a total of 320,000 warrants at $0.10 per share. A total of 320,000 warrants were exercised on dates ranging from October 16, 2006 to November 7, 2006. Their original exercise price was $0.10 but due to anti-dilution provisions this price was adjusted down very minutely to $0.0996191. Also the Warrant holders took benefit of the cashless exercise provision and consequently a total of 280,127 shares were issued .. the remaining 39,873 shares being used to pay the exercise price due. The price of the stock on the day these shares were issued was $0.12 so a cost of $33,615.24 was booked.

In May 2007 almost all the monies owed to Management were converted into stock and a cash injection of $100,000 was agreed upon within three months of May 1, 2007 to maintain operations while efforts continued to find further funds and/or make other arrangements to keep the Company viable. Providing the funds arrive within the stipulated timeframe all the transactions hereinabove envisioned would occur at $0.05 per restricted share and a total of 20,300,000 restricted shares would be issued.

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

COLORADO WYOMING RESERVE COMPANY

Dated: May 15, 2007	By:	/s/ Waseem A. Sayed
Waseem A. Sayed
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rafiq A. Sayed
Rafiq A. Sayed
Chief Financial Officer (Principal Financial Officer)